Form 10QSB
period 2000-06-30
INVESTMENT TECHNOLOGY INC
filed 2000-08-29
CIK 1102756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
---------       EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
---------       OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                        Commission File Number: xx-xxxx-x
                                                ---------

                           Investment Technology, Inc.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                            88-0431927
----------------------------                        ----------------------------
  (State of incorporation)                            (IRS Employer ID Number)

                   5235 Island Chain Road, Las Vegas NV 89118
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (702) 248-1118
                                 --------------
                           (Issuer's telephone number)



--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 29, 2000: 10,453,351
                                          ---------------------------

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                                ---   ---

                           Investment Technology, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2000

                                Table of Contents

                                                                           Page
                                                                           ----

Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        12


Part II - Other Information

  Item 1   Legal Proceedings                                                13

  Item 2   Changes in Securities                                            13

  Item 3   Defaults Upon Senior Securities                                  13

  Item 4   Submission of Matters to a Vote of Security Holders              13

  Item 5   Other Information                                                14

  Item 6   Exhibits and Reports on Form 8-K                                 14


Signatures                                                                  14



                           Investment Technology, Inc.
                   (formerly Distance Learning Systems, Inc.)
                                 Balance Sheets
                             June 30, 2000 and 1999

                                   (Unaudited)

                                     ASSETS
                                     ------

                                                                 2000           1999
                                                             -----------    -----------
Current assets
   Cash on hand and in bank                                  $       282    $      --
   Advances to shareholders                                      200,000           --
   Interest receivable on advances to shareholders                 8,000           --
                                                             -----------    -----------

      Total current assets                                       208,282           --
                                                             -----------    -----------

Other assets
   Licensing agreement, net of accumulated
      amortization of $12.488 and $-0-, respectively             986,512           --
                                                             -----------    -----------

TOTAL ASSETS                                                 $ 1,194,794    $      --
                                                             ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable - trade                                  $      --      $      --
   Note payable to shareholder                                   200,000           --
   Interest payable on note payable to shareholder                 8,000           --
                                                             -----------    -----------

      Total liabilities                                          208,000           --
                                                             -----------    -----------

Commitments and contingencies

Stockholders' equity
   Common stock - $0.001 par value
      50,000,000 shares authorized
      10,453,351 and 1,608,351 shares
      issued and outstanding, respectively                        10,453          1,608
   Additional paid-in capital                                  1,229,264        143,959
   Accumulated deficit                                          (252,923)      (145,567)
                                                             -----------    -----------

         Total stockholders' equity                              986,794           --
                                                             -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 1,194,794    $      --
                                                             ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.



                           Investment Technology, Inc.
                   (formerly Distance Learning Systems, Inc.)
                Statements of Operations and Comprehensive Income
               Six and Three months ended June 30, 2000 and 1999

                                   (Unaudited)

                                          Six months     Six months    Three months   Three months
                                            ended          ended          ended          ended
                                           June 30,       June 30,       June 30,       June 30,
                                             2000           1999           2000           1999
                                         -----------    -----------    -----------    -----------
Net revenues                             $      --      $      --      $      --      $      --

Operating expenses
   General and administrative expenses       (11,753)          --           11,680           --
   Consulting and professional fees           78,339           --           78,339           --
   Amortization of licensing agreement        12,488           --           12,488           --
                                         -----------    -----------    -----------    -----------
      Total operating expenses                79,074           --          102,507           --
                                         -----------    -----------    -----------    -----------

Loss from continuing operations              (79,074)          --         (102,507)          --

Other income
   Interest income                             8,000           --            8,000           --
                                         -----------    -----------    -----------    -----------

Loss from continuing operations
   before income taxes                       (71,074)          --          (94,507)          --

Income tax benefit (expense)                    --             --             --             --
                                         -----------    -----------    -----------    -----------

Net Loss from continuing operations          (71,074)          --          (94,507)          --
                                         -----------    -----------    -----------    -----------

Discontinued operations,
   net of income taxes
   Income (Loss) from discontinued
      operations, net of income taxes
      of $(160,922)                             --         (839,143)          --             --
   Income (Loss) on disposition,
      net of income taxes of
      $(182,663)                                --         (190,781)          --             --
                                         -----------    -----------    -----------    -----------

Loss from discontinued operations               --       (1,029,924)          --             --
                                         -----------    -----------    -----------    -----------

Net Loss                                     (71,074)    (1,029,924)       (94,507)          --

Other comprehensive income                      --             --             --             --
                                         -----------    -----------    -----------    -----------

Comprehensive Income (Loss)              $   (71,074)   $(1,029,924)   $   (94,507)   $      --
                                         ===========    ===========    ===========    ===========


                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.



                           Investment Technology, Inc.
                   (formerly Distance Learning Systems, Inc.)
                Statements of Operations and Comprehensive Income
               Six and Three months ended June 30, 2000 and 1999

                                                    (Unaudited)

                                          Six months       Six months      Three months     Three months
                                            ended            ended            ended            ended
                                           June 30,         June 30,         June 30,         June 30,
                                              2000             1999             2000             1999
                                        -------------    -------------    -------------    -------------
Net Loss from continuing operations     $     (71,074)   $        --      $     (94,507)   $        --

Loss from discontinued operations                --         (1,029,924)            --               --
                                        -------------    -------------    -------------    -------------

Net Loss                                $     (71,074)   $  (1,029,924)   $     (94,507)   $        --
                                        =============    =============    =============    =============


Earnings (Loss) per weighted-average
   share of common stock outstanding
      From continuing operations        $       (0.01)   $        0.00    $       (0.01)   $        0.00
      From discontinued operations               0.00            (0.64)            0.00            (0.00)
                                        -------------    -------------    -------------    -------------
      Total earnings (loss) per share   $       (0.01)   $       (0.64)   $       (0.01)   $       (0.00)
                                        =============    =============    =============    =============

Weighted-average number
   of common shares outstanding             6,060,714        1,608,351        7,613,076        1,608,351
                                        =============    =============    =============    =============







The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.



                           Investment Technology, Inc.
                   (formerly Distance Learning Systems, Inc.)
                            Statements of Cash Flows
                Six and Three months ended June 30, 2000 and 1999

                                   (Unaudited)

                                                                          Six months     Six months
                                                                            ended          ended
                                                                           June 30,       June 30,
                                                                             2000           1999
                                                                         -----------    -----------
Cash flows from operating activities
   Net income (loss) for the period                                      $   (71,074)   $(1,029,924)
   Adjustments to reconcile net loss to net
      cash provided by operating activities
      Depreciation and amortization                                           12,488          9,810
      Consulting fees paid with common stock                                  62,250           --
      Provision for bad debts                                                   --          977,707
      Provision for income taxes                                                --         (160,922)
      Loss on disposition of operations                                         --          190,781
      (Increase) in interest receivable on advances from shareholders         (8,000)          --
      (Decrease) in accounts payable and other accrued liabilities           (17,515)          --
      Increase in interest payable on loans from shareholders                  8,000           --
      Change in net assets and liabilities of discontinued operations         11,976         29,946
                                                                         -----------    -----------
Net cash provided by (used in) operating activities                           (1,875)        17,398
                                                                         -----------    -----------


Cash flows from investing activities                                            --             --
                                                                         -----------    -----------


Cash flows from financing activities
   Proceeds from private placement of common stock                            30,000           --
   Cash paid on notes payable to shareholders                                (37,300)          --
   Cash transferred in disposition of operations                                --             (819)
   Net change in long-term liabilities of discontinued operations               --          (16,735)
                                                                         -----------    -----------
Net cash provided by (used in) financing activities                           (7,300)       (17,554)
                                                                         -----------    -----------

Increase (Decrease) in Cash                                                   (9,175)          (156)

Cash at beginning of period                                                    9,457            156
                                                                         -----------    -----------

Cash at end of period                                                    $       282    $      --
                                                                         ===========    ===========

Supplemental disclosure of interest and income taxes paid
      Interest paid for the period                                       $        51    $      --
                                                                         ===========    ===========
      Income taxes paid for the period                                   $      --      $      --
                                                                         ===========    ===========

Supplemental disclosure of non-cash investing and financing activities
      Common stock issued to acquire licensing agreement                 $   999,000    $      --
                                                                         ===========    ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                           Investment Technology, Inc.
                   (formerly Distance Learning Systems, Inc.)

                          Notes to Financial Statements

Note A - Organization and Description of Business

Investment Technology, Inc. (Company) was originally incorporated as Career Opportunities, Inc. in 1983 under the laws of the State of Oregon. The Company changed its corporate name to Career Opportunities (Int'l), Ltd. in May 1997.

On December 15, 1997, the Company merged with and into USFC, Inc. (USFC) (a then dormant publicly-owned Washington corporation) with the exchange of approximately 4,993,413 shares of USFC for 100% of the issued and outstanding shares of the Company. For accounting purposes, this transaction was treated as a reverse merger whereby the Company was the acquiring entity for accounting purposes while USFC was the acquiring company for legal purposes. The historical financial statements of the Company became the restated historical financial statements of the continuing entity. Concurrent with the merger, the resulting entity was reincorporated in the State of Oregon and changed its corporate name to Distance Learning Systems, Inc. (DLS).

USFC, Inc. was originally incorporated in 1968 under the laws of the State of Washington. USFC successfully completed a public offering pursuant to a registration exemption under Regulation A of the U. S. Securities and Exchange Commission in January 1970.

On July 19, 1999, the Company changed its state of incorporation from Oregon to Nevada by means of a merger with and into a Nevada corporation formed on July 2, 1999 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation changed the Company's name to Investment Technology, Inc. (ITI) and modified the Company's capital structure to allow for the issuance of 50,000,000 shares of common stock with a par value of $0.001 per share.

For the period from 1983 through June 30, 1999, the Company was in the business of providing educational research and analysis services to write and publish specialized study guides for adult learners; specifically tutorial assistance to nurses and other related persons who aspire to higher education credentials and who can qualify for and pass examinations administered from the Regents College program located in the State of New York.

In June 1999, DLS transferred 100% of its assets to a group of then-controlling shareholders in exchange for the assumption of all outstanding and contingent liabilities. As of June 30, 1999, the Company had no assets, liabilities or operations.

During December 1999, the Company attempted to acquire an entity engaged in providing Internet site hosting and development services. This attempted acquisition was not successful and all efforts towards this acquisition were abandoned as of December 31, 1999. There were no significant revenues or expenses related to this endeavor.

With the disposition of all operations, the Company became fully dependent upon the support of its controlling shareholders for the maintenance of its corporate status and to provide all working capital support for the Company's behalf. The controlling shareholders intend to continue the funding of necessary expenses to sustain the corporate entity.

                           Investment Technology, Inc.
                   (formerly Distance Learning Systems, Inc.)

                    Notes to Financial Statements - Continued

Note A - Organization and Description of Business - Continued

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements contained in a Form 10-SB as filed with the U. S. Securities and Exchange Commission on April 18, 2000. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its annual audited financial statements contained elsewhere in this document when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Note B - Summary of Significant Accounting Policies

1.    Cash and cash equivalents
      -------------------------

      The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

      Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

2.    Licensing agreement
      -------------------

      The licensing agreement is amortized over a 10 year period using the straight-line method.

3.    Income taxes
      ------------

      The Company uses the asset and liability method of accounting for income taxes. At June 30, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
      Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                           Investment Technology, Inc.
                   (formerly Distance Learning Systems, Inc.)

                    Notes to Financial Statements - Continued

Note B - Summary of Significant Accounting Policies - Continued

3.    Income taxes
      ------------

      The Company utilized the installment method of reporting collections on its contracts related to the provision of educational research and analysis services to write and publish specialized study guides for adult learners; specifically tutorial assistance to nurses and other related persons who aspire to higher education credentials and who can qualify for and pass examinations administered from the Regents College program located in the state of New York. Accordingly, this treatment created a deferred tax liability related to the timing of reporting the income from contracts between its financial statements and its tax returns.

      Due to the provisions of Internal Revenue Code Section 338, the Company will have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4.    Earnings (loss) per share
      -------------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2000 and 1999, the Company has no outstanding warrants and options issued and outstanding.

Note C - Discontinued Operations

On June 25, 1999, the Company transferred 100% of its assets to a group of then-controlling shareholders in exchange for the assumption of all outstanding and contingent liabilities. As of June 30, 1999, the Company had no assets, liabilities or operations.

The results of the Company's operations for the respective periods presented are reported as a component of discontinued operations in the consolidated statements of operations. Additionally, the respective gain or loss incurred on the sale of the Company's operations are also presented separately as a component of discontinued operations.

Summarized results of operations for the disposed operations for the six months ended June 30, 1999 and December 31, 1998, respectively, are as follows:

                                                                June 30,
                                                                  1999
                                                              -----------
         Net sales                                            $   199,002
                                                              ===========
         Operating income (loss)                              $(1,000,065)
                                                              ===========
         Loss from discontinued operations                    $  (839,143)
                                                              ===========

                           Investment Technology, Inc.
                   (formerly Distance Learning Systems, Inc.)

                    Notes to Financial Statements - Continued

Note C - Discontinued Operations - Continued

During December 1999, the Company attempted to acquire an entity engaged in providing Internet site hosting and development services. This attempted acquisition was not successful and all efforts towards this acquisition were abandoned as of December 31, 1999. There were no significant revenues or expenses related to this endeavor.

Summarized results of operations for this unsuccessful effort for the month of December 1999 is as follows

                                                                   Month of
                                                                 December 1999
                                                                 -------------
         Net sales                                                 $ 15,225
                                                                   ========
         Operating income                                          $(33,382)
                                                                   ========
         Loss from discontinued operations                         $(33,382)
                                                                   ========


Note D - Advances to Shareholders

The Company has advanced certain funds to various shareholders aggregating approximately $200,000. These advances are due on demand and bear interest at 8.0%, commencing January 1, 2000. The advances are informally collateralized by the respective shareholder's holdings in the Company's common stock.

Note E - Advances and Notes Payable to Shareholders

Notes payable to shareholders as of June 30, 2000 and 1999 consist of the following:

                                                            2000       1999
                                                           --------   --------
Note payable to a shareholder.  Interest at 8.0%,
   commencing January 1, 2000.  Principal and
   accrued interest is repayable in monthly installments
   equal to 15.0% of the net profits, if any, of the
   Company.  However, the note may be prepaid
   at any time without penalty.  Unsecured                 $200,000   $      -
                                                           --------   --------

                                                           $200,000   $      -
                                                           ========   ========


Note F - Licencing Agreement

During the first quarter of 2000, the Company entered into negotiations with Pharmedical Corporation, a privately- owned Nevada corporation for either the purchase of Pharmedical by the Company or a merger of the two companies. Pharmedical is involved in the business of manufacturing and distribution of over-the-counter health, beauty and wellness products for the consumer market.

                           Investment Technology, Inc.
                   (formerly Distance Learning Systems, Inc.)

                    Notes to Financial Statements - Continued

Note F - Licencing Agreement - Continued

During the second quarter of 2000, both parties determined that it would be more advantageous to all concerned that the Company hold an exclusive license to market, distribute and otherwise promote the product line of Pharmedical. Accordingly on May 12, 2000, both parties executed an exclusive marketing and distribution agreement for a period of 50 years. In exchange for this exclusive license agreement, the Company issued 4,995,000 shares of its restricted, unregistered common stock. This transaction was valued at approximately $999,000, which approximates the "fair value" of the shares issued based on the discounted closing market price on May 12, 2000. This licensing agreement is being amortized over a ten (10) year period using the straight-line method from the date of the agreement.

Note G - Common Stock Transactions

In August 1999, the Company's Board of Directors approved a 1 for 4 reverse stock split on the issued and outstanding common stock of the Company. The issued and outstanding shares of common stock shown in the accompanying financial statements reflect the effect of the reverse stock split as if the reverse split had occurred as of the beginning of the first period presented in the accompanying financial statements.

On July 7, 1998, the Company issued approximately 759,000 shares (approximately 189,750 reverse stock split shares) of restricted, unregistered common stock to various individuals for services rendered in conjunction with the reverse merger combination of Career Opportunities (Int'l), Ltd. and USFC, Inc. This transaction was valued at approximately $7,590, which approximated the fair value of the Company's stock issued and the fair value of the services rendered.

On August 13, 1999, the Company issued approximately 2,900,000 post-reverse stock split shares to various individuals involved in providing consulting services related to the July 1999 change in control of the Company and a proposed merger transaction. This transaction was valued at approximately $2,900, which approximated the fair value of the Company's stock issued and the fair value of the services rendered.

On May 12, 2000, the Company issued an aggregate 4,995,000 shares of restricted, unregistered common stock for an exclusive licensing agreement as previously discussed.

In May 2000, the Company issued an aggregate 830,000 shares of restricted, unregistered common stock to three individuals for various financial and business consulting services. These transactions were valued at approximately $62,250, which approximates the "fair value" of the shares issued based on the discounted closing market price on the respective date of each transaction.

In May and June 2000, the Company sold an aggregate 120,000 shares of restricted, unregistered common stock for gross proceeds of $30,000 under a private placement letter utilizing the exemption from registration provisions of Rule 504, Regulation D.

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)   General

Investment Technology, Inc. (Company) was originally incorporated as Career Opportunities, Inc. in 1983 under the laws of the State of Oregon. The Company changed its corporate name to Career Opportunities (Int'l), Ltd. in May 1997.

On December 15, 1997, the Company merged with and into USFC, Inc. (USFC) (a then dormant publicly-owned Washington corporation) with the exchange of approximately 4,993,413 shares of USFC for 100% of the issued and outstanding shares of the Company. For accounting purposes, this transaction was treated as a reverse merger whereby the Company was the acquiring entity for accounting purposes while USFC was the acquiring company for legal purposes. The historical financial statements of the Company became the restated historical financial statements of the continuing entity. Concurrent with the merger, the resulting entity was reincorporated in the State of Oregon and changed its corporate name to Distance Learning Systems, Inc. (DLS).

USFC, Inc. was originally incorporated in 1968 under the laws of the State of Washington. USFC successfully completed a public offering pursuant to a registration exemption under Regulation A of the U. S. Securities and Exchange Commission in January 1970.

On July 19, 1999, the Company changed its state of incorporation from Oregon to Nevada by means of a merger with and into a Nevada corporation formed on July 2, 1999 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation changed the Company's name to Investment Technology, Inc. (ITI) and modified the Company's capital structure to allow for the issuance of 50,000,000 shares of common stock with a par value of $0.001 per share.

For the period from 1983 through June 30, 1999, the Company was in the business of providing educational research and analysis services to write and publish specialized study guides for adult learners; specifically tutorial assistance to nurses and other related persons who aspire to higher education credentials and who can qualify for and pass examinations administered from the Regents College program located in the State of New York.

In June 1999, DLS transferred 100% of its assets to a group of then-controlling shareholders in exchange for the assumption of all outstanding and contingent liabilities. As of June 30, 1999, the Company had no assets, liabilities or operations.

During December 1999, the Company attempted to acquire an entity engaged in providing Internet site hosting and development services. This attempted acquisition was not successful and all efforts towards this acquisition were abandoned as of December 31, 1999. There were no significant revenues or expenses related to this endeavor.

(3)  Results of Operations, Liquidity and Capital Resources

With the disposition of all operations, the Company became fully dependent upon the support of its controlling shareholders for the maintenance of its corporate status and to provide all working capital support for the Company's behalf. The controlling shareholders intend to continue the funding of necessary expenses to sustain the corporate entity.

On May 12, 2000, the Company received an exclusive license to market, distribute and otherwise promote the product line of Pharmedical for a period of 50 years. In exchange for this exclusive license agreement, the Company issued 4,995,000 shares of its restricted, unregistered common stock. This transaction was valued at approximately $999,000, which approximates the "fair value" of the shares issued based on the discounted closing market price on May 12, 2000. This licensing agreement is being amortized over a ten (10) year period using the straight-line method from the date of the agreement.

The Company believes that this licensing agreement and future demand for the Pharmedical product line will generate positive revenues and related cash flows to support future periods.

Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Changes in Securities

On May 12, 2000, the Company issued an aggregate 4,995,000 shares of restricted, unregistered common stock for an exclusive licensing agreement. This transaction was valued at approximately $999,000, which approximates the "fair value" of the shares issued based on the discounted closing market price on May 12, 2000.

In May 2000, the Company issued an aggregate 830,000 shares of restricted, unregistered common stock to three individuals for various financial and business consulting services. These transactions were valued at approximately $62,250, which approximates the "fair value" of the shares issued based on the discounted closing market price on the respective date of each transaction.

In May and June 2000, the Company sold an aggregate 120,000 shares of restricted, unregistered common stock for gross proceeds of $30,000 under a private placement letter utilizing the exemption from registration provisions of Rule 504, Regulation D.

Item 3 - Defaults on Senior Securities

       None

Item 4 - Submission of Matters to a Vote of Security Holders

       None

Item 5 - Other Information

       None

Item 6 - Exhibits and Reports on Form 8-K

       Exhibit 27 - Financial Data Schedule
       Reports on Form 8-K - None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Investment Technology, Inc.

August    29   , 2000                                    /s/ Thomas D. Vidmar
       --------                                      ---------------------------
                                                                Thomas D. Vidmar
                                                         President, Director and
                                                         Chief Financial Officer