Form 10QSB
period 2000-09-30
INVESTMENT TECHNOLOGY INC
filed 2000-11-20
CIK 1102756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
----------      OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 3-30387
                                                 -------

                           Investment Technology, Inc.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                              88-0431927
----------------------------                          --------------------------
  (State of incorporation)                             (IRS Employer ID Number)

                     9522 Malasana Court, Las Vegas NV 89147
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (702) 248-1118
                                 --------------
                           (Issuer's telephone number)


                   5235 Island Chain Road, Las Vegas NV 89118
                   ------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 7, 2000: 10,453,351
                                          ----------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                           Investment Technology, Inc.

              Form 10-QSB for the Quarter ended September 30, 2000

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



                           Investment Technology, Inc.
                   (formerly Distance Learning Systems, Inc.)
                                 Balance Sheets
                           September 30, 2000 and 1999

                                   (Unaudited)

                                     ASSETS
                                     ------
                                                                 2000           1999
                                                             -----------    -----------
Current assets
   Cash on hand and in bank                                  $        37    $      --
   Advances to shareholders                                      200,000           --
   Interest receivable on advances to shareholders                16,000           --
                                                             -----------    -----------

      Total current assets                                       216,037           --
                                                             -----------    -----------

Other assets
   Licensing agreement, net of accumulated
      amortization of $37,463 and $-0-, respectively             961,537           --
                                                             -----------    -----------

TOTAL ASSETS                                                 $ 1,177,574    $      --
                                                             ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities
   Accounts payable - trade                                  $     1,587    $      --
   Accrued executive compensation                                 96,000           --
   Advances from officer                                           6,000           --
   Note payable to shareholder                                   200,000           --
   Interest payable on note payable to shareholder                16,000           --
                                                             -----------    -----------

      Total liabilities                                          319,587           --
                                                             -----------    -----------

Commitments and contingencies

Stockholders' equity
   Common stock - $0.001 par value
      50,000,000 shares authorized
      10,453,351 and 1,608,351 shares
      issued and outstanding, respectively                        10,453          1,608
   Additional paid-in capital                                  1,229,264        143,959
   Accumulated deficit                                          (381,730)      (145,567)
                                                             -----------    -----------

         Total stockholders' equity                              857,987           --
                                                             -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 1,177,574    $      --
                                                             ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.



                           Investment Technology, Inc.
                   (formerly Distance Learning Systems, Inc.)
                Statements of Operations and Comprehensive Income
            Nine and Three months ended September 30, 2000 and 1999

                                   (Unaudited)

                                         Nine months    Nine months   Three months   Three months
                                            ended          ended          ended          ended
                                        September 30,  September 30,  September 30,  September 30,
                                             2000           1999           2000           1999
                                         -----------    -----------    -----------    -----------
Net revenues                             $      --      $      --      $      --      $      --
                                         -----------    -----------    -----------    -----------

Operating expenses
   Executive compensation                     96,000           --           96,000           --
   General and administrative expenses       (19,687)          --              117           --
   Consulting and professional fees           86,053           --            7,715           --
   Amortization of licensing agreement        37,463           --           24,795           --
                                         -----------    -----------    -----------    -----------
      Total operating expenses               199,829           --          128,627           --
                                         -----------    -----------    -----------    -----------

Loss from continuing operations             (199,829)          --         (128,627)          --

Other income (expense)
   Interest expense                          (16,051)          --           (8,000)          --
   Interest income                            16,000           --            8,000           --
                                         -----------    -----------    -----------    -----------

Loss from continuing operations
   before income taxes                      (199,880)          --         (128,627)          --

Income tax benefit (expense)                    --             --             --             --
                                         -----------    -----------    -----------    -----------

Net Loss from continuing operations         (199,880)          --         (128,627)          --
                                         -----------    -----------    -----------    -----------

Discontinued operations,
   net of income taxes
   Income (Loss) from discontinued
      operations, net of income taxes
      of $(160,922)                             --         (839,143)          --             --
   Income (Loss) on disposition,
      net of income taxes of
      $(182,663)                                --         (190,781)          --             --
                                         -----------    -----------    -----------    -----------
Loss from discontinued operations               --       (1,029,924)          --             --
                                         -----------    -----------    -----------    -----------

Net Loss                                    (199,880)    (1,029,924)      (128,627)          --

Other comprehensive income                      --             --             --             --
                                         -----------    -----------    -----------    -----------

Comprehensive Income (Loss)              $  (199,880)   $(1,029,924)   $  (128,627)   $      --
                                         ===========    ===========    ===========    ===========


                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.



                           Investment Technology, Inc.
                   (formerly Distance Learning Systems, Inc.)
                Statements of Operations and Comprehensive Income
            Nine and Three months ended September 30, 2000 and 1999

                                   (Unaudited)

                                         Nine months      Nine months     Three months     Three months
                                            ended            ended            ended            ended
                                        September 30,    September 30,    September 30,    September 30,
                                              2000             1999             2000             1999
                                        -------------    -------------    -------------    -------------
Net Loss from continuing operations     $    (199,880)   $        --      $    (128,627)   $        --

Loss from discontinued operations                --         (1,029,924)            --               --
                                        -------------    -------------    -------------    -------------

Net Loss                                $    (199,880)   $  (1,029,924)   $    (128,627)   $        --
                                        =============    =============    =============    =============


Earnings (Loss) per weighted-average
   share of common stock outstanding
      From continuing operations        $       (0.03)   $        0.00    $       (0.01)   $        0.00
      From discontinued operations               0.00            (0.64)            0.00            (0.00)
                                        -------------    -------------    -------------    -------------
      Total earnings (loss) per share   $       (0.03)   $       (0.64)   $       (0.01)   $       (0.00)
                                        =============    =============    =============    =============

Weighted-average number

   of common shares outstanding             7,535,614        1,608,351       10,453,351        1,608,351
                                        =============    =============    =============    =============





The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.



                           Investment Technology, Inc.
                   (formerly Distance Learning Systems, Inc.)
                            Statements of Cash Flows
             Nine and Three months ended September 30, 2000 and 1999

                                   (Unaudited)

                                                                         Nine months    Nine months
                                                                            ended          ended
                                                                        September 30,  September 30,
                                                                             2000           1999
                                                                         -----------    -----------
Cash flows from operating activities
   Net income (loss) for the period                                      $  (199,880)   $(1,029,924)
   Adjustments to reconcile net loss to net
      cash provided by operating activities
      Depreciation and amortization                                           37,463          9,810
      Consulting fees paid with common stock                                  62,250           --
      Provision for bad debts                                                   --          977,707
      Provision for income taxes                                                --         (160,922)
      Loss on disposition of operations                                         --          190,781
      (Increase) in interest receivable on advances from shareholders        (16,000)          --
      (Decrease) in accounts payable and other accrued liabilities           (15,929)          --
      Increase in accrued officer compensation                                96,000           --
      Increase in interest payable on loans from shareholders                 16,000           --
      Change in net assets and liabilities of discontinued operations         11,976         29,946
                                                                         -----------    -----------
Net cash provided by (used in) operating activities                           (8,120)        17,398
                                                                         -----------    -----------


Cash flows from investing activities                                            --             --
                                                                         -----------    -----------


Cash flows from financing activities
   Advances from officer                                                       6,000           --
   Proceeds from private placement of common stock                            30,000           --
   Cash paid on notes payable to shareholders                                (37,300)          --
   Cash transferred in disposition of operations                                --             (819)
   Net change in long-term liabilities of discontinued operations               --          (16,735)
                                                                         -----------    -----------
Net cash provided by (used in) financing activities                           (1,300)       (17,554)
                                                                         -----------    -----------

Increase (Decrease) in Cash                                                   (9,420)          (156)

Cash at beginning of period                                                    9,457            156
                                                                         -----------    -----------

Cash at end of period                                                    $        37    $      --
                                                                         ===========    ===========

Supplemental disclosure of interest and income taxes paid
      Interest paid for the period                                       $        51    $      --
                                                                         ===========    ===========
      Income taxes paid for the period                                   $      --      $      --
                                                                         ===========    ===========

Supplemental disclosure of non-cash investing and financing activities
      Common stock issued to acquire licensing agreement                 $   999,000    $      --
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

For the period from 1983 through September 30, 1999, the Company was in the business of providing educational research and analysis services to write and publish specialized study guides for adult learners; specifically tutorial assistance to nurses and other related persons who aspire to higher education credentials and who can qualify for and pass examinations administered from the Regents College program located in the State of New York.

In September 1999, DLS transferred 100% of its assets to a group of then-controlling shareholders in exchange for the assumption of all outstanding and contingent liabilities. As of September 30, 1999, the Company had no assets, liabilities or operations.

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

3.    Income taxes
      ------------

      The Company uses the asset and liability method of accounting for income taxes. At September 30, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                           Investment Technology, Inc.
                   (formerly Distance Learning Systems, Inc.)

                    Notes to Financial Statements - Continued


 Note B - Summary of Significant Accounting Policies - Continued

3.    Income taxes
      ------------

      In periods prior to June 30, 1999, the Company utilized the installment method of reporting collections on its contracts related to the provision of educational research and analysis services to write and publish specialized study guides for adult learners; specifically tutorial assistance to nurses and other related persons who aspire to higher education credentials and who can qualify for and pass examinations administered from the Regents College program located in the state of New York. Accordingly, this treatment created a deferred tax liability related to the timing of reporting the income from contracts between its financial statements and its tax returns.

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

4.    Earnings (loss) per share
      -------------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2000 and 1999, the Company has no outstanding warrants and options issued and outstanding.

Note C - Discontinued Operations

On September 25, 1999, the Company transferred 100% of its assets to a group of then-controlling shareholders in exchange for the assumption of all outstanding and contingent liabilities. As of September 30, 1999, the Company had no assets, liabilities or operations.

The results of the Company's operations for the respective periods presented are reported as a component of discontinued operations in the consolidated statements of operations. Additionally, the respective gain or loss incurred on the sale of the Company's operations are also presented separately as a component of discontinued operations.

Summarized results of operations for the disposed operations for nine months ended September 30, 1999 are as follows:

                                                           September 30,
                                                                 1999
                                                           -------------

         Net sales                                         $     199,002
                                                           =============
         Operating income (loss)                           $  (1,000,065)
                                                           =============
         Loss from discontinued operations                 $    (839,143)
                                                           =============

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

Note E - Advances from Officer

During the third quarter of 2000, the Company's President and Chief Executive Officer advanced the Company approximately $6,000 for working capital to support operations.

Note F - Note Payable to Shareholders

Notes payable to shareholders as of September 30, 2000 and 1999 consist of the following:

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


Note G - Licencing Agreement

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

Note H - Common Stock Transactions

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

In May and September 2000, the Company sold an aggregate 120,000 shares of restricted, unregistered common stock for gross proceeds of $30,000 under a private placement letter utilizing the exemption from registration provisions of Rule 504, Regulation D.

                           Investment Technology, Inc.
                   (formerly Distance Learning Systems, Inc.)

                    Notes to Financial Statements - Continued


Note I - Commitments

On October 16, 2000, the Company has an consulting/employment with it's President and Chief Executive Officer confirmed, in writing, an earlier informal and undocumented arrangement. This agreement requires the monthly payment of $12,000 in either cash or the equivalent free trading stock in the Company. This agreement has no specified term or expiration date.

Note J - Subsequent Event

On October 19, 2000, the Company executed a Stock Purchase Agreement with an individual controlling 100.0% of an unrelated entity. The Company issued 200,000 shares of the Company's restricted, unregistered common stock in exchange for 500 shares of the issued and outstanding stock of the acquired entity.

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

For the period from 1983 through September 30, 1999, the Company was in the business of providing educational research and analysis services to write and publish specialized study guides for adult learners; specifically tutorial assistance to nurses and other related persons who aspire to higher education credentials and who can qualify for and pass examinations administered from the Regents College program located in the State of New York.

In September 1999, DLS transferred 100% of its assets to a group of then-controlling shareholders in exchange for the assumption of all outstanding and contingent liabilities. As of September 30, 1999, the Company had no assets, liabilities or operations.

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

On October 19, 2000, the Company issued 200,000 shares of restricted, unregistered common stock in exchange for 500 shares (approximately 100.0%) of the issued and outstanding stock of Freeland Financial Services, Inc., d/b/a Minneapolis Financial Center, a mortgage broker located in Bloomington, Minnesota. Freeland is engaged in the origination and immediate sale to investors of conventional conforming and nonconforming and FHA insured mortgages in the Greater Minneapolis/St. Paul geographic area of Minnesota.

The Company believes that the licensing agreement of the Pharmedical product line and the operations of Freeland Financial Services, Inc. will generate positive revenues and related cash flows to support future periods.

All expenditures during Fiscal 2000 relate to expenses necessary to support the operations of the corporate entity. Expenses are anticipated to increase in future periods, at the Company's level, based on the expansion of activity related to the Pharmedical product line and the operations and management support of Freeland Financial Services, Inc.

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

In May and September 2000, the Company sold an aggregate 120,000 shares of restricted, unregistered common stock for gross proceeds of $30,000 under a private placement letter utilizing the exemption from registration provisions of Rule 504, Regulation D.

On October 19, 2000, the Company issued 200,000 shares of restricted, unregistered common stock in exchange for 500 shares (approximately 100.0%) of the issued and outstanding stock of Freeland Financial Services, Inc., d/b/a Minneapolis Financial Center, a mortgage broker located in Bloomington, Minnesota. Freeland is engaged in the origination and immediate sale to investors of conventional conforming and nonconforming and FHA insured mortgages in the Greater Minneapolis/St. Paul geographic area of Minnesota.

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

                                                     Investment Technology, Inc.

October    7   , 2000                                 /s/ Thomas D. Vidmar
        -------                                 --------------------------------
                                                                Thomas D. Vidmar
                                                         President, Director and
                                                         Chief Financial Officer