Form 10KSB
period 2000-12-31
INVESTMENT TECHNOLOGY INC
filed 2001-10-05
CIK 1102756

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000
                          Commission File No. 000-30387

                           INVESTMENT TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

               Nevada                                    88-0431927
  (State or other jurisdiction               (IRS Employer Identification No.)
of Incorporation or Organization)

                        3557 South Valley View Boulevard
                             Las Vegas, Nevada 89103
               (Address of principal executive office) (Zip Code)

                  Registrant's telephone number: (702) 247-8551

           Securities registered pursuant to Section 12(b) of the Act:
                                  Common Stock

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

                         Common Stock, ($.001 par value)
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, ot the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year $0.00

The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 31, 2000, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date was $16,652,901.

12,831,351 shares of Registrant's Common Stock, $.001 par value were outstanding on December 31, 2000, prior to the effectiveness of the latest practicable date.

                                    CONTENTS
                                                                   Page
                                                                   ----
PART I

         Item 1.  BUSINESS                                           3

         Item 2.  PROPERTY                                           4

         Item 3.  LEGAL PROCEEDINGS                                  4

         Item 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                4

PART II

         Item 5.  MARKET FOR REGISTRANT'S COMMON
                  EQUITY AND RELATED STOCKHOLDER
                  MATTERS                                            4

         Item 6.  MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                          5

         Item 7.  FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA                                 6

         Item 8.  DISAGREEMENTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                               6

PART III

         Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF
                  THE REGISTRANT                                     6

         Item 10. EXECUTIVE COMPENSATION                             7

         Item 11. SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT                   7

         Item 12. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                       7

PART IV

         Item 13. EXHIBITS, FINANCIAL STATEMENT
                  SCHEDULES AND REPORTS ON FORM 8-K                  8

                                     PART I

Item 1. - BUSINESS

         Investment Technology, Inc. is a Nevada corporation formed on July 2, 1999. The Company entered into a merger agreement on July 19, 1999 to merge with Distance Learning Systems, Inc.

         On December 15, 1997 Distance Learning Systems, Inc. issued 4,993,413 shares of restricted unregistered common stock in a merger agreement in exchange for 100% of the issued and outstanding shares of Career Opportunities International, Ltd.

         On July 7, 1998 the Distance Learning Systems, Inc. issued 759,000 shares of restricted unregistered common stock to various individuals for services rendered in conjunction with the reverse merger of Career Opportunities International, Ltd. and USFG, Inc. This transaction was valued at $7,590, which approximated the fair value of the Company's stock issued and the fair value of the services rendered.

         On July 19, 1999, Distance Learning Systems, Inc. changed it state of incorporation from Oregon to Nevada by means of a merger with and into a Nevada corporation formed on July 2, 1999 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation changed the Company's name to Investment Technology, Inc. and modified the Company's capital structure to allow for the issuance of 10,000,000 shares of common stock with a par value of $0.01 per shares.

         The Company entered into negotiations with Pharmedical Corporation in early 2000 for either a purchase of that company or a merger. Pharmedical Corporation is a privately held Nevada corporation engaged in the business of manufacturing over the counter health, beauty and wellness products.

         Finally both parties determined that it would be best for the Company to hold an exclusive license to market, distribute and promote the products of Pharmedical Corporation. The parties entered into such an agreement on May 12, 2000 for a period of 50 years. In exchange for the exclusive distribution agreement the Company issued 4,995,000 shares of its restricted common stock to Pharmedical Corporation.

         The Company has not transacted any business under the exclusive license agreement to this date, and has abandoned the project, but still hopes to do so if the necessary funding becomes available.

Item 2. - PROPERTY

         None


Item 3. - LEGAL PROCEEDINGS

         None


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the OTC Pink Sheets, with the symbol INZS.

         The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                   Price per Share
                                                   ---------------
                                                   High        Low
                                                   ----       ----
Fiscal year 2000

         Second Quarter (April 1, 2000             $.53       $.16
         through June 30, 2000)

         Third Quarter (July 1, 2000               $.54       $.43
         through September 30, 2000)

         Fourth Quarter (October 1, 2000
         through December 31, 2000)                $.51       $.15


         There are 308 holders of record of the common stock of the Company. There have never been any dividends, cash or otherwise, paid on the common shares of the Company.

Item 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 1999

         The Company had no revenue in 1999.

         The General Administrative Expenses were $2,900 in 1999. There was a loss from continuing operations of $2,900 in 1999, and a loss from discontinued operations of $872,525 in 1999.

         The result was that there was a net loss of $1,066,206 in 1999. The loss per share was $.39 in 1999.


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 2000.

         The Company had no revenue in either 1999 or 2000.

         The General Administrative Expenses were $2,900 in 1999 compared to $2,480 in 2000. There were related party consulting services of $641,600 and related party officer compensation of $380,000 in the year ended on December 31, 2000; neither of which was an expense in 1999. There was a loss from continuing operations of $2,900 in 1999, and a loss from continuing operations of $1,004,080 in 2000.

         The result was that there was a net loss of $2,003,080 in 2000, compared to a net loss of $1,066,206 in 1999. The net loss per share in 2000 was $.35 compared to a net loss per share of $.39 in 1999.


LIQUIDITY AND CAPITAL RESOURCES

         Investment Technologies, Inc. has historically had more expenses than income in each year of its operations. The accumulated deficit to December 31, 2000 was $2,184,929. It has been able to maintain a positive cash position solely through financing activities. As a result of this, and the fact that the Company's current liabilities exceed its current assets, the independent auditor has issued a going concern opinion.

         There are no known trends, events or uncertainties that are likely to have a material impact on the short or long term liquidity. The primary source of liquidity in the future will be increased sales. The Company may have to seek additional funds through equity sales or debt. Additional equity sales could have a dilutive effect. The debt financing, if any, would most likely be convertible to common stock, which would also have a dilutive effect. There are no material commitments for capital expenditures. There are no known trends, events or uncertainties reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from continuing operations. There are no seasonal aspects to the business of Investment Technology, Inc.

Item 7. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are attached following Item 14.


Item 8. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The former independent accountant, S. W. Hatfield resigned. He had some disagreements with management of the Company in regard financial disclosures and accounting practices.


                                    PART III

Item 9. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the Company, with a brief description, are as follows:

Name                       Age          Position
----                       ---          --------

Thomas Vidmar              54           President, Director

Stephan Herold             59           Director

Walter Crutchfield         75           Director

O. K. Lucas                48           Director


         Thomas Vidmar, Mr. Vidmar is the President, and a Director of the Company. Mr. Vidmar has been an independent financial consultant for more than the last 5 years.

         Stephan Herold, Mr. Herold is a Director. Mr. Herold has been a consultant for more than the past 5 years.

         Walter Crutchfield, Mr. Crutchfield is a Director. Mr. Crutchfield is the President of Pharmedical Corporation.

         O. K. Lucas, Mr. Lucas is a Director. Mr. Lucas is a retired railroad engineer and an investor.


         The directors of the Company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified. The officers serve at the pleasure of the Board of Directors.

Item 10. - EXECUTIVE COMPENSATION.

         There are no officers or directors that received compensation in excess of $60,000 or more during the last year. There are no fringe benefits, stock option plans of any other compensation for officers and directors. Please also see Item 13, Certain Relationships and Related Transactions.


Item 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         There are presently 12,831,351 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of December 31, 2000, owns of record, or is known by the Company to own beneficially, more than five per cent of the Company's common stock, and the officers and directors of the Company.

                           Shares of           Percent of
Name                    Common Stock           Ownership
-----------------------------------------------------------------

Thomas Vidmar              1,066,316            8%

Stephan Herold             1,500,000           12%

Walter Crutchfield         1,000,000            8%

O. K. Lucas                1,460,000           11%

Roy Vinkemeier               800,000            6%

Kevin Alger                3,000,000           23%

Directors and Officers     5,026,316           39%
as a group


Item 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company has entered into consulting agreements with Stephan Herold, Thomas Vidmar, Walter Crutchfield and O. K. Lucas, all of them directors and officers. Each agreement provides that the consultant shall be paid an amount of not less than $12,000 per month for services. In the event the Company does not have cash to pay these agreements they may be converted into stock of the Company at the rate of $.10 per share. At December 31, 2000 each of them had received 120,000 shares of common stock.

                                     PART IV

Item 13. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) Attached are the Financial Statements and Independent Auditor's Report on Examination of Financial Statements for the years ended December 31, 2000, and December 31, 1999.

         (b) Attached are the following Financial Statement Schedules and Auditors Report on Schedules.

         None

         All schedules are omitted because they are not required or not applicable or the information is shown in the financial statements or notes thereto.

         (c) A report was filed on Form 8-K on August 16, 2001 advising of the resignation of S. W. Hatfield and the retention of Brad Beckstead.

         (d) There are no exhibits.

G. BRAD BECKSTEAD

CERTIFIED PUBLIC ACCOUNTANT

                                                             330 E. Warm Springs
                                                             Las Vegas, NV 89119
                                                                    702.257.1984
                                                              702.362.0540 (fax)

                          INDEPENDENT AUDITOR'S REPORT

September 28, 2001

Board of Directors
Investment Technology, Inc.
Las Vegas, NV

I have audited the Balance Sheet of Investment Technology, Inc. (the "Company") (a development stage company), as of December 31, 2000 and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment Technology, Inc. (a development stage company) as of December 31, 2000 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




G. Brad Beckstead, CPA

G. BRAD BECKSTEAD

CERTIFIED PUBLIC ACCOUNTANT

                                                             330 E. Warm Springs
                                                             Las Vegas, NV 89119
                                                                    702.257.1984
                                                              702.362.0540 (fax)




September 28, 2001


To Whom It May Concern:

The firm of G. Brad Beckstead, CPA, consents to the inclusion of my report of September 28, 2001, on the Financial Statements of Investment Technology, Inc. for the six months ended June 30, 2001 and the year ended December 31, 2000 in any filings which are necessary now or in the near future to be filed with the US Securities and Exchange Commission.

Signed,




G. Brad Beckstead, CPA

S. W. HATFIELD, CPA

CERTIFIED PUBLIC ACCOUNTANTS

Member:   Texas Society of Certified Public Accountants
          Press Club of Dallas



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Investment Technology, Inc.
  (formerly Distance Learning Systems, Inc.)

We have audited the accompanying balance sheet of Investment Technology, Inc. (a Nevada corporation) (formerly Distance Learning Systems, Inc., an Oregon corporation) as of December 31, 1999 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment Technology, Inc. (formerly Distance Learning Systems, Inc.) as of December 31, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, because of the Company's lack of operating assets, the Company's continuance is fully dependent upon its majority shareholder to maintain the corporate status of the Company and to provide all nominal working capital support on the Company's behalf. This situation raises a substantial doubt about the Company's ability to continue as a going concern. The majority shareholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        S. W. HATFIELD, CPA
Dallas, Texas
April 11, 2000




                      Use our past to assist your future(SM)

(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas 75382-0395                                Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                           INVESTMENT TECHNOLOGY, INC.

                   (FORMERLY DISTANCE LEARNING SYSTEMS, INC.)

                                  BALANCE SHEET

                                                                     DECEMBER 31,     DECEMBER 31,
                                                                         2000             1999
                                                                     ------------     ------------
ASSETS

Current assets:
    Cash and equivalents                                             $         13     $      9,457
    Advances to shareholders                                                   --          200,000
    Net current assets of discontinued operations                              --           11,976
                                                                     ------------     ------------
      Total current assets                                                     13          221,433
                                                                     ------------     ------------
                                                                     $         13     $    221,433
                                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
    Accounts payable - trade                                         $         --     $     14,491
    Loan from shareholder                                                   5,875          209,949
    Accrued executive compensation                                        360,000               --
    Net current liabilities from discontinued operations                       --           30,375
                                                                     ------------     ------------
      Total current liabilities                                           365,875          254,815
                                                                     ------------     ------------


Stockholders' (deficit):
    Common stock, $0.001 par value, 50,000,000 shares
      authorized, 12,831,351 and 4,508,351 shares issued
      and outstanding at December 31, 2000 and 1999, respectively          12,831            4,508
    Additional paid-in capital                                          1,806,236          143,959
    Accumulated (deficit)                                              (2,184,929)        (181,849)
                                                                     ------------     ------------
                                                                         (365,862)         (33,382)
                                                                     ------------     ------------

                                                                     $         13     $    221,433
                                                                     ============     ============


   The accompanying notes are an integral part of these financial statements.

                           INVESTMENT TECHNOLOGY, INC.

                   (FORMERLY DISTANCE LEARNING SYSTEMS, INC.)

                             STATEMENT OF OPERATIONS

                                                                       YEAR ENDING
                                                                       DECEMBER 31,
                                                               -----------------------------
                                                                   2000             1999
                                                               ------------     ------------
Revenue                                                        $         --     $         --
                                                               ------------     ------------

Expenses:
   General administrative expenses                                    2,480            2,900
   Related party - consulting services                              641,600
   Related party - officer compensation                             360,000               --
                                                               ------------     ------------
     Total expenses                                               1,004,080            2,900
                                                               ------------     ------------

(Loss) from continuing operations                                (1,004,080)          (2,900)
                                                               ------------     ------------

Discontinued operations, net of income taxes:
   (Loss) from dinscontinued operations,
   net of income taxes of $-0- and ($160,922), respectively              --         (872,525)

   (Loss) on disposition, net of income taxes
   of $-0- and ($182,663), respectively                            (999,000)        (190,781)
                                                               ------------     ------------

Net (loss)                                                     $ (2,003,080)    $ (1,066,206)
                                                               ============     ============

Weighted average number of
   common shares outstanding                                      8,635,683        2,728,625
                                                               ============     ============

Net (loss) per share from continuing operations                $      (0.12)    $      (0.00)
Net (loss) per share from discontinued operations                     (0.23)           (0.39)
                                                               ------------     ------------
Net (loss) per share                                           $      (0.35)    $      (0.39)
                                                               ============     ============


   The accompanying notes are an integral part of these financial statements.

                           INVESTMENT TECHNOLOGY, INC.

                   (FORMERLY DISTANCE LEARNING SYSTEMS, INC.)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                 TOTAL
                                                   COMMON STOCK               ADDITIONAL     ACCUMULATED      STOCKHOLDERS'
                                           ----------------------------        PAID-IN       EARNINGS/          EQUITY/
                                              SHARES          AMOUNT           CAPITAL       (DEFICIT)         (DEFICIT)
                                           ------------    ------------     ------------    ------------     ------------
Balance, December 31, 1997                    5,674,333    $      5,674     $    132,303    $    781,941     $    919,918

    Effect of 1-for-4 reverse stock
    in August 1999                           -4,255,732          (4,256)           4,256                               --

    Shares issued for services                  189,750             190            7,400                            7,590

Net income for the year ended
    December 31, 1998                                                                            102,416          102,416
                                           ------------    ------------     ------------    ------------     ------------

Balance, December 31, 1998                    1,608,351           1,608          143,959         884,357        1,029,924

    Shares issued for services                2,900,000           2,900                                             2,900

Net (loss) for the year ended
    December 31, 1999                                                                         (1,066,206)      (1,066,206)
                                           ------------    ------------     ------------    ------------     ------------

Balance, December 31, 1999                    4,508,351           4,508          143,959        (181,849)         (33,382)

    Shares issued for license agreement       4,995,000           4,995          994,005                          999,000

    Shares issued for services                3,208,000           3,208          638,392                          641,600

    Shares issued pursuant to
    Regulation D, Rule 504 offering             120,000             120           29,880                           30,000

Net (loss) for the year ended
    December 31, 2000                                                                         (2,003,080)      (2,003,080)
                                           ------------    ------------     ------------    ------------     ------------

Balance, December 31, 2000                   12,831,351    $     12,831     $  1,806,236    $ (2,184,929)    $   (365,862)
                                           ============    ============     ============    ============     ============


   The accompanying notes are an integral part of these financial statements.

                           INVESTMENT TECHNOLOGY, INC.

                   (FORMERLY DISTANCE LEARNING SYSTEMS, INC.)

                             STATEMENT OF CASH FLOWS

                                                                                YEAR ENDING
                                                                                DECEMBER 31,
                                                                       -----------------------------
                                                                           2000             1999
                                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                             $ (2,003,080)    $ (1,066,206)
Depreciation and amortization                                                    --            9,810
Provision for bad debts                                                          --          977,707
(Provision) for income taxes                                                     --         (160,922)
Loss on disposition of operations                                                --          190,781
Loss on disposition of assets                                               999,000               --
Shares issued for expenses                                                       --            2,900
Shares issued for services                                                  641,600               --
Adjustments to reconcile net (loss) to
    net cash (used) by operations
    Increase (decrease) in accounts payable                                 (14,491)          14,491
    Change in net assets and liabilities of discontinued operations         (22,473)          20,994
    Increase in accrued officer compensation                                360,000               --
                                                                       ------------     ------------
Net cash (used) by operating activities                                     (39,444)         (10,445)
                                                                       ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash advanced to shareholders                                                --         (200,000)
                                                                       ------------     ------------
Net cash (used) by investing activities                                          --         (200,000)
                                                                       ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Loans from shareholders                                                   5,875          237,300
    Cash issued in disposition of operations                                     --             (819)
    Net change in long-term liabilities of discontinued operations               --          (16,735)
    Issuance of common stock                                                 30,000               --
                                                                       ------------     ------------
Net cash provided by financing activities                                    30,000          219,746
                                                                       ------------     ------------
Net increase (decrease) in cash                                              (9,444)           9,301
Cash - beginning                                                              9,457              156
                                                                       ------------     ------------
Cash - ending                                                          $         13     $      9,457
                                                                       ============     ============

Supplemental disclosures:
    Interest paid                                                      $         --     $         --
                                                                       ============     ============
    Income taxes paid                                                  $         --     $         --
                                                                       ============     ============


   The accompanying notes are an integral part of these financial statements.

                           INVESTMENT TECHNOLOGY, INC.
                                      NOTES

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Organization

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Revenue recognition

The Company recognizes revenue on an accrual basis as it invoices for services.

                           INVESTMENT TECHNOLOGY, INC.
                                      NOTES

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2001.

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the period ended December 31, 2001.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Subsequent to the year ended December 31, 2000, the Company abandoned its licensing agreement with Pharmedical (see Note5 below) valued at $999,000. As of December 31, 2000, the amount was written off as "Loss on Disposition of Assets".

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

                           INVESTMENT TECHNOLOGY, INC.
                                      NOTES

Recent pronouncements

The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

NOTE 2 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                   U.S federal statutory rate      (34.0%)

                   Valuation reserve                34.0%
                                                   -----

                   Total                              --%
                                                   =====

As of December 31, 200, the Company has a net operating loss carryforward of approximately $2,200,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2019 and 2020. The deferred tax asset relating to the operating loss carryforward of approximately $748,000 has been fully reserved at December 31, 2001.

NOTE 3 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 50,000,000 shares of its $0.001 par value common stock.

On July 7, 1998, the Company issued approximately 189,750 shares of its $0.001 par value common stock to various individuals for services rendered in conjunction with the reverse merger combination of Career Opportunities (Int'l), Ltd. and USFC, Inc. This transaction was valued at approximately $7,590, which approximated the fair value of the Company's stock issued and the fair value of the services rendered.

On August 13, 1999, the Company issued approximately 2,900,000 shares of its $0.001 par value common stock to various individuals involved in providing consulting services related to the July 1999 change in control of the Company and a proposed merger transaction. This transaction was valued at approximately $2,900, which approximated the fair value of the Company's stock issued and the fair value of the services rendered.

On May 12, 2000, the Company issued a total of 4,995,000 shares of its $0.001 par value common stock for the exclusive license agreement previously discussed.

                           INVESTMENT TECHNOLOGY, INC.
                                      NOTES

In May 2000, the Company issued a total of 3,208,000 shares of its $0.001 par value common stock to individuals for various financial and business consulting services. These transactions were valued at approximately $641,600, which approximates the "fair value" of the shares issued based on the discounted closing market price on the respective date of each transaction.

In May and September 2000, the Company sold a total of 120,000 shares of its $0.001 par value common stock for gross proceeds of $30,000. The offering was issued under a private placement letter utilizing the exemption from registration provisions of Rule 504, Regulation D of the Securities and Exchange Commission Act of 1933.

There have been no other issuances of common stock.

NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

NOTE 5 - LICENSING AGREEMENT

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

As of December 31, 2000, the Company has not pursued or transacted any business under the exclusive license agreement. Subsequent to December 31, 2000, management of the Company abandoned any and all intent to transact business under the agreement. The fair market value of the transaction booked at $999,000 has been written off as "Disposition of Assets".

NOTE 6 - COMMITMENTS

On February 12, 2000, the Company entered into a consulting agreement with Stephan G. Herold to retain Mr. Herold for a period of ten years commencing February 12, 2000, and renewable each year based on performance. As consideration for the agreement, the Company agreed to pay Mr. Herold an amount of no less than $12, 000 per month. Should the Company fail to pay Mr. Herold, the Company has the option to convert the balance due to shares of the Company's $0.001 par value common stock at the rate of $0.10 per share. $120,000 has been accrued and expensed as executive compensation.

On February 12, 2000, the Company entered into a consulting agreement with Thomas D. Vidmar to retain Mr. Vidmar for a period of ten years commencing February 12, 2000, and renewable each year based on performance. As consideration for the agreement, the Company agreed to pay Mr. Vidmar an amount of no less than $12, 000 per month. Should the Company fail to pay Mr. Vidmar, the Company has the option to convert the balance due to shares of the Company's $0.001 par value common stock at the rate of $0.10 per share. $120,000 has been accrued and expensed as executive compensation.

On February 12, 2000, the Company entered into a consulting agreement with Walter H. Crutchfield to retain Mr. Crutchfield for a period of ten years commencing February 12, 2000, and renewable each year based on performance. As consideration for the agreement, the Company agreed to pay Mr. Crutchfield an amount of no less than $12,000 per month. Should the Company fail to pay Mr. Crutchfield, the Company has the option to convert

                           INVESTMENT TECHNOLOGY, INC.
                                      NOTES

the balance due to shares of the Company's $0.001 par value common stock at the rate of $0.10 per share. $120,000 has been accrued and expensed as executive compensation.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has entered into consulting agreements (see Note 5 above) and subsequently issued shares of its $0.001 par value common stock to certain individuals who may be deemed as related parties to the Company.

Office space and services are provided without charge by a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 9 - SUBSEQUENT EVENTS

On January 1, 2001, the Company entered into a consulting agreement with Orla K. Lucas, a shareholder of the Company, to retain Mr. Lucas for a period of ten years commencing February 12, 2000, and renewable each year based on performance. As consideration for the agreement, the Company agreed to pay Mr. Lucas an amount of no less than $12,000 per month. Should the Company fail to pay Mr. Lucas, the Company has the option to convert the balance due to shares of the Company's $0.001 par value common stock at the rate of $0.10 per share. $120,000 has been accrued and expensed as executive compensation.

During January 2001, the Company issued Mr. Lucas a total of 1,100,000 shares of its $0.001 par value common stock as compensation for Mr. Lucas as newly-appointed president of the Company.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated September 28, 2001



                                        INVESTMENT TECHNOLOGY, INCORPORATED




                                        by  /s/ Thomas Vidmar
                                            --------------------------------
                                            Thomas Vidmar, President

                                            /s/ Stephan Herold
                                            --------------------------------
                                            Stephan Herold, Director

                                            /s/ Walter Crutchfield
                                            --------------------------------
                                            Walter Crutchfield, Director

                                            /s/ O. K. Lucas
                                            --------------------------------
                                            O. K. Lucas, Director