Form 10-Q
period 2001-03-31
INVESTMENT TECHNOLOGY INC
filed 2001-11-13
CIK 1102756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2001
                               --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________


Commission File Number               000-30387
                       ----------------------------------------------------


                       Investment Technology, Incorporated
             (Exact name of registrant as specified in its charter)

                Nevada                                   88-0431927
---------------------------------------    -------------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

              3557 South Valley View Boulevard, Las Vegas, NV 89103
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 247-8551
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes _X_     No ___


12,831,351 Common Shares were outstanding as of March 31, 2001
----------

                      INVESTMENT TECHNOLOGY, INCORPORATED.


                                    I N D E X


                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

                  Condensed Balance Sheets
                     March 31, 2001 (Unaudited) and
                        December 31, 2001                                      1

                  Statements of Income
                     Three months ended March 31,
                        2001 (Unaudited) and Three Months
                        Ended March 31, 2000 (Unaudited)                       2

                  Condensed Statements of Cash Flows
                     Three months ended March 31,
                        2001 and 2000 (Unaudited)                              3

                  Selected Notes to Condensed Financial
                     Statements (Unaudited)                                    4


   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            5


PART II.  OTHER INFORMATION                                                  6-7

                          Part I. FINANCIAL INFORMATION

                          Item I. FINANCIAL STATEMENTS



                           INVESTMENT TECHNOLOGY, INC.
                   (FORMERLY DISTANCE LEARNING SYSTEMS, INC.)

                                  BALANCE SHEET


                                                                March 31,      December 31,
                                                                  2001             2000
                                                              ------------     ------------
ASSETS

Current assets:
    Cash and equivalents                                      $         13     $         13
                                                              ------------     ------------
      Total current assets                                              13               13

                                                              ------------     ------------
                                                              $         13     $         13
                                                              ============     ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
    Accrued executive compensation                            $    468,000     $    360,000
    Loan from shareholder                                            5,875            5,875
                                                              ------------     ------------
      Total current liabilities                                    473,875          365,875
                                                              ------------     ------------


Stockholders' (deficit):
    Common stock, $0.001 par value, 50,000,000 shares
      authorized, 12,831,351 shares issued and outstanding          12,831           12,831
    Additional paid-in capital                                   1,806,236        1,806,236
    Accumulated (deficit)                                       (2,292,929)      (2,184,929)
                                                              ------------     ------------
                                                                  (473,862)        (365,862)
                                                              ------------     ------------

                                                              $         13     $         13
                                                              ============     ============


   The accompanying notes are an integral part of these financial statements.

                           INVESTMENT TECHNOLOGY, INC.
                   (FORMERLY DISTANCE LEARNING SYSTEMS, INC.)

                STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDING MARCH 31, 2001 AND 2000
                    AND FOR THE YEAR ENDING DECEMBER 31, 2000


                                                                    THREE MONTHS ENDING
                                                                         MARCH 31,
                                                               -----------------------------     DECEMBER 31,
                                                                   2001             2000             2000
                                                               ------------     ------------     ------------
Revenue                                                        $         --     $         --     $         --
                                                               ------------     ------------     ------------

Expenses:
   General administrative expenses                                       --          (23,433)           2,480
   Related party - consulting services                                   --                           641,600
   Related party - officer compensation                             108,000               --          360,000
                                                               ------------     ------------     ------------
     Total expenses                                                 108,000          (23,433)       1,004,080
                                                               ------------     ------------     ------------

Income or (Loss) from continuing operations                        (108,000)          23,433       (1,004,080)
                                                               ------------     ------------     ------------

Discontinued operations, net of income taxes:
   (Loss) from discontinued operations,
   net of income taxes of $-0- and ($160,922), respectively              --               --               --

   (Loss) on disposition, net of income taxes
   of $-0- and ($182,663), respectively                                  --               --         (999,000)

                                                               ------------     ------------     ------------

Net income or (loss)                                           $   (108,000)    $     23,433     $ (2,003,080)
                                                               ============     ============     ============

Weighted average number of
   common shares outstanding                                     11,775,000        4,508,351        9,924,915
                                                               ============     ============     ============

Net income or (loss) per share from continuing operations      $      (0.01)    $       0.01     $      (0.10)
Net income or (loss) per share from discontinued operations              --               --               (0)
                                                               ------------     ------------     ------------
Net income or (loss) per share                                 $      (0.01)    $       0.01     $      (0.20)
                                                               ============     ============     ============


   The accompanying notes are an integral part of these financial statements.

                           INVESTMENT TECHNOLOGY, INC.
                   (FORMERLY DISTANCE LEARNING SYSTEMS, INC.)

                             STATEMENT OF CASH FLOWS


                                                                            Three months ending
                                                                                 March 31,
                                                                       -----------------------------
                                                                           2001             2000
                                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income or (loss)                                                   $   (108,000)    $     23,433
Adjustments to reconcile net (loss) to
    net cash (used) by operations
    Increase (decrease) in accounts payable                                      --          (14,491)
    Change in net assets and liabilities of discontinued operations              --           (8,942)
    Increase in accrued officer compensation                                108,000               --
                                                                       ------------     ------------
Net cash (used) by operating activities                                          --               --
                                                                       ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used) by investing activities                                          --               --
                                                                       ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities                                        --               --
                                                                       ------------     ------------
Net increase (decrease) in cash                                                  --               --
Cash - beginning                                                                 13            9,457
                                                                       ------------     ------------
Cash - ending                                                          $         13     $      9,457
                                                                       ============     ============

Supplemental disclosures:
    Interest paid                                                      $         --     $         --
                                                                       ============     ============
    Income taxes paid                                                  $         --     $         --
                                                                       ============     ============


   The accompanying notes are an integral part of these financial statements.

                           INVESTMENT TECHNOLOGY, INC.
                                      Notes

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $2,200,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company has accrued officer compensation in the amount of $216,000.

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



         The Company has had no revenue in the three months ending March 31, 2001. The only cost was Related Party - Officer Compensation in the amount of $108,000, which led to a net loss of $108,000, or a loss of $.01 per share.

                           PART II. OTHER INFORMATION



Item 1.   Legal Proceedings

          The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.




Item 6.   Exhibits and Reports on Form 8-K

          (b) No reports on Form 8-K were filed during the three months ended March 31, 2001.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INVESTMENT TECHNOLOGY, INCORPORATED



Date November 12, 2001                  By: /s/ Thomas Vidmar
                                            ------------------------------------
                                            Thomas Vidmar
                                            President