Form 10-Q
period 2001-06-30
INVESTMENT TECHNOLOGY INC
filed 2001-11-13
CIK 1102756

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2001
                               --------------------------------------------

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


12,831,351 Common Shares were outstanding as of June 30, 2001
----------

                      INVESTMENT TECHNOLOGY, INCORPORATED.


                                    I N D E X


                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

                  Condensed Balance Sheets
                     June 30, 2001 (Unaudited) and
                        December 31, 2001                                      1

                  Statements of Income
                     Three months ended June 30,
                        2001 (Unaudited) and Three Months
                        Ended June 30, 2000 (Unaudited)                        2

                  Condensed Statements of Cash Flows
                     Six months ended June 30,
                        2001 and 2000 (Unaudited)                              3

                  Selected Notes to Condensed Financial
                     Statements (Unaudited)                                    4


   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            5


PART II.  OTHER INFORMATION                                                  6-7

                          Part I. FINANCIAL INFORMATION

                          Item I. FINANCIAL STATEMENTS


                           INVESTMENT TECHNOLOGY, INC.
                   (FORMERLY DISTANCE LEARNING SYSTEMS, INC.)

                                  BALANCE SHEET


                                                                 June 30,      December 31,
                                                                  2001             2000
                                                              ------------     ------------
ASSETS

Current assets:
    Cash and equivalents                                      $         --     $         13
                                                              ------------     ------------
      Total current assets                                              --               13

                                                              ------------     ------------
                                                              $         --     $         13
                                                              ============     ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
    Accrued executive compensation                            $    576,000     $    360,000
    Loan from shareholder                                            5,875            5,875
                                                              ------------     ------------
      Total current liabilities                                    581,875          365,875
                                                              ------------     ------------


Stockholders' (deficit):
    Common stock, $0.001 par value, 50,000,000 shares
      authorized, 12,831,351 shares issued and outstanding          12,831           12,831
    Additional paid-in capital                                   1,806,236        1,806,236
    Accumulated (deficit)                                       (2,400,942)      (2,184,929)
                                                              ------------     ------------
                                                                  (581,875)        (365,862)
                                                              ------------     ------------

                                                              $         --     $         13
                                                              ============     ============


   The accompanying notes are an integral part of these financial statements.

                           INVESTMENT TECHNOLOGY, INC.
                   (FORMERLY DISTANCE LEARNING SYSTEMS, INC.)

                STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
           FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2001 AND 2000


                                                                    THREE MONTHS ENDING                SIX MONTHS ENDING
                                                                          JUNE 30,                          JUNE 30,
                                                               -----------------------------     -----------------------------
                                                                   2001             2000             2001             2000
                                                               ------------     ------------     ------------     ------------
Revenue                                                        $         --     $         --     $         --     $         --
                                                               ------------     ------------     ------------     ------------

Expenses:
   General administrative expenses                                       13           11,680               13          (11,753)
   Amortization of license agreement                                     --           12,488               --           12,488
   Related party - consulting services                                   --           78,339               --           78,339
   Related party - officer compensation                             108,000               --          216,000               --
                                                               ------------     ------------     ------------     ------------
     Total expenses                                                 108,013          102,507          216,013           79,074
                                                               ------------     ------------     ------------     ------------

(Loss) from continuing operations                                  (108,013)        (102,507)        (216,013)         (79,074)
                                                               ------------     ------------     ------------     ------------

Other income:
   Interest                                                              --            8,000               --            8,000

Discontinued operations, net of income taxes:
   (Loss) from discontinued operations,
   net of income taxes of $-0- and ($160,922), respectively              --               --               --               --

   (Loss) on disposition, net of income taxes
   of $-0- and ($182,663), respectively                                  --               --               --               --
                                                               ------------     ------------     ------------     ------------

Net (loss)                                                     $   (108,013)    $    (94,507)    $   (216,013)    $    (71,074)
                                                               ============     ============     ============     ============

Weighted average number of
   common shares outstanding                                     11,775,000        4,508,351       11,775,000        4,508,351
                                                               ============     ============     ============     ============

Net income or (loss) per share from continuing operations      $      (0.01)    $      (0.02)    $      (0.02)    $      (0.02)
Net income or (loss) per share from discontinued operations              --               --               --               --
                                                               ------------     ------------     ------------     ------------
Net income or (loss) per share                                 $      (0.01)    $      (0.02)    $      (0.02)    $      (0.02)
                                                               ============     ============     ============     ============


   The accompanying notes are an integral part of these financial statements.

                           INVESTMENT TECHNOLOGY, INC.
                   (FORMERLY DISTANCE LEARNING SYSTEMS, INC.)

                             STATEMENT OF CASH FLOWS


                                                                             SIX MONTHS ENDING
                                                                                 JUNE 30,
                                                                       -----------------------------
                                                                           2001             2000
                                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income or (loss)                                                   $   (216,013)    $    (71,074)
Amortization                                                                     --           12,488
Consulting fees paid with common stock                                                        62,250
Adjustments to reconcile net (loss) to
    net cash (used) by operations
    (Increase) in interest receivable on advances from shareholders              --           (8,000)
    (Decrease) in accounts payable                                               --          (17,515)
    Increase in interest payable on loans from shareholders                      --            8,000
    Change in net assets and liabilities of discontinued operations              --           11,976
    Increase in accrued officer compensation                                216,000               --
                                                                       ------------     ------------
Net cash (used) by operating activities                                         (13)          (1,875)
                                                                       ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used) by investing activities                                          --               --
                                                                       ------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of common stock                                                     --           30,000
    Payments on notes payable to shareholders                                    --          (37,300)
                                                                       ------------     ------------
Net cash provided by financing activities                                        --           (7,300)
                                                                       ------------     ------------
Net increase (decrease) in cash                                                 (13)          (9,175)
Cash - beginning                                                                 13            9,457
                                                                       ------------     ------------
Cash - ending                                                          $         --     $        282
                                                                       ============     ============

Supplemental disclosures:
    Interest paid                                                      $         --     $         51
                                                                       ============     ============
    Income taxes paid                                                  $         --     $         --
                                                                       ============     ============
    Non-cash investing and financing activities:
      Stock issued to acquire licensing agreement                      $         --     $    999,000
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

NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $2,300,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



         The Company has had no revenue in the six months ending June 30, 2001. The only cost was Related Party - Officer Compensation in the amount of $108,000, which led to a net loss of $108,013, or a loss of $.01 per share.

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