Form 10KSB
period 2001-12-31
INVESTMENT TECHNOLOGY INC
filed 2002-05-16
CIK 1102756

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-KSB
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001
Commission File No. 000-30387
INVESTMENT TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)
Nevada
88-0431927
(State or other jurisdiction
(IRS Employer Identification No.)
of Incorporation or Organization)




5235 Island Chain Road
Las Vegas, Nevada 89118
(Address of principal executive office) (Zip Code)
Registrant's telephone number: (702) 248-1118
Securities registered pursuant to Section 12(b) of the Act:
Common Stock
Securities registered pursuant to Section 12(g) of the Act:
None
Common Stock, ($.001 par value)
(Title of Class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, ot the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
State issuer's revenue for its most recent fiscal year $0.00
The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 31, 2001, based on the average bid and asked prices of Common Stock in the over-the-counter market on that date is estimated to have been $1,977,041.
41,188,352 shares of Registrant's Common Stock, $.001 par value were outstanding on December 31, 2001, prior to the effectiveness of the latest practicable date.



CONTENTS
			Page
PART I

	Item 1.	BUSINESS	3

	Item 2.	PROPERTY	4

	Item 3.	LEGAL PROCEEDINGS	4

	Item 4.	SUBMISSION OF MATTERS TO A VOTE
		OF SECURITY HOLDERS	4

PART II

	Item 5.	MARKET FOR REGISTRANT'S COMMON





EQUITY AND RELATED STOCKHOLDER MATTERS 						     4
Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL ONDITION AND RESULTS OF
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

On or about October 2001, the registrant entered into a share exchange with International Gaming Technologies, S. A ., ("IGT") a Costa Rican company for the acquisition of Casino El Duce. The registrant exchanged 18,000,000 shares of its common stock for all of the outstanding shares of I.G.T. Casino El Duce is an online gaming portal offering the international gaming consumer an online gaming experience.



Item 2. - PROPERTY
None

Item 3. - LEGAL PROCEEDINGS
The Company had no legal proceedings in 2001 and none are pending.


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS
None.

PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS
The Company's common stock is traded on the OTC Bulletin Board, with the symbol INZS.
The OTC Electronic Bulletin Board is sponsored by the National Association of Securities Dealers (NASD). The Electronic Bulletin Board is a network of security dealers who buy and sell stocks. The following table sets forth for the periods indicated the range of high and low closing bid quotations per share as reported by the over-the-counter market. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.





		Price per Share
		----------------------
		High		Low

 Fiscal year 2001
	Second Quarter (April 1, 2001	$0.20 		$0.03
	through June 30, 2000)

	Third Quarter (July 1, 2001	$0.41 		$0.07
	through September 30, 2001)

	Fourth Quarter (October 1, 2001
	through December 31, 2001)	$0.40 		$0.05


The Company's Board of Directors determines any payment of
dividends. The Board of Directors does not expect to authorize the payment of cash dividends in the foreseeable future. Any future decision with respect to dividends will depend on future earnings,
operations,  capital  requirements  and  availability,   restrictions  in
future financing agreements, and other business and financial considerations.

There are and estimated 308 holders of record of the common stock of the Company. There have never been any dividends, cash or otherwise, paid on the common shares of the Company.


Item 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND   RESULTS OF OPERATIONS


Plan of Operation

On or about September 5, 2001 the Company acquired all of the outstanding ownership interest in International Gaming Technology, S. A., ("IGT") a Costa Rican company for 18,000,000 common shares of the Company. IGT was the owner of online gaming technology and was the developer of Casino Elduce. Casino El Dice is an online gaming portal enabling the gaming consumer to access a diverse collection of online waging opportunities. The management is of the opinion that the online gaming market segment will allow the Company to increase its sales and achieve profitability in the near term.

Operating cashflow during the 2001 fiscal year was minimum due to management's inability to raise capital to develop the Company's business plan.

The Company will face considerable risk in each of its business plan steps, such as difficulty of hiring competent personnel within its budget and a lack of funding due to the Company's inability to raise capital in the Equity Securities Market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps and would instead delay all cash intensive activities.

Significant losses in 2001 were primarily due to management's decision to utilize funds to advance the Company's business plan of opening an online gaming portal. Management believes it will meet its revenue and profit goals in 2002 through potential acquisitions and increased cash flow resulting from sales.

The Company wrote down the value of the acquired technology of Casino ElDuce to $18,000. The conservative valuation of Casino
ElDuce was the result of management's opinion of the value of the technology.





YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED
DECEMBER 31, 2000.
The Company had no revenue in either 2000 or 2001.
The General Administrative Expenses were $2,480 in 2000 compared to $5,013 in 2001. There were related party consulting services of $3,657,513 and related party officer compensation of $480,000 in the year ended on December 31, 2001 compared to $641,600 and $360,000 respectively for the year ended December 31, 2000. There was a loss from continuing operations of $1,004,080 in 2000, and a loss from continuing operations of $6,634,426 in 2001.
The result was that there was a net loss of $6,634,426 in 2001, compared to a net loss of $2,003,080 in 2000. The net loss per share in 2001 was $.33 compared to a net loss per share of $.23 in 2000.

LIQUIDITY AND CAPITAL RESOURCES
Investment Technologies, Inc. has historically had more expenses than income in each year of its operations. The accumulated deficit to December 31, 2001 was $8,819,355. It has been able to maintain a positive cash position solely through financing activities. As a result of this, and the fact that the Company's current liabilities exceed its current assets, the independent auditor has issued a going concern opinion.
There are no known trends, events or uncertainties that are likely to have a material impact on the short or long term liquidity. The primary source of liquidity in the future will be increased sales. The Company may have to seek additional funds through equity sales or debt.
Additional equity sales could have a dilutive effect. The debt financing, if any, would most likely be convertible to common stock, which would also have a dilutive effect. There are no material commitments for capital expenditures. There are no known trends, events or uncertainties reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from continuing operations. There are no seasonal aspects to the business of Investment Technology, Inc.



Item 7. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements are attached following Item 14.




Item 8. - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.
The former independent accountant, S. W. Hatfield resigned. He had some disagreements with management of the Company in regard to financial disclosures and accounting practices. The disagreements will be fully disclosed on a Form 8-k, current report that will be filed in the near future.
PART III

Item 9. - DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT.
The executive officers and directors of the Company, with a brief description, are as follows:
Thomas Vidmar, 55- Mr. Vidmar is the President, CEO and a Director of the Company. Mr. Vidmar has been an independent financial consultant for more than the last 6 years.
Stephan Herold,58- Mr. Herold is a Director. Mr. Herold has been a consultant for more than the past 6 years.
Walter Crutchfield,75- Mr. Crutchfield is a Director. Mr. Crutchfield is the President of Pharmedical Corporation.
The directors of the Company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified. The officers serve at the pleasure of the Board of Directors.

Item 10. - EXECUTIVE COMPENSATION.
There are no officers or directors that received compensation in excess of $60,000 or more during the last year. There are no fringe benefits, stock option plans of any other compensation for officers and directors. Please also see Item 13, Certain Relationships and Related
Transactions. The Company accrued $936,000 in executive compensation and the above consultants were issued 1,350,000 shares of common stock in settlement of the executive compensation.
Item 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT.
There are presently an estimated 41,188,352 shares of the Company's common shares outstanding. The following table sets forth the information as to the ownership of each person who, as of December
31, 2001, owns of record, or is known by the Company to own beneficially, more than five per cent of the Company's common stock, and the officers and directors of the Company.




Shares of			Percent of
Name						Common Stock		Ownership
Thomas Vidmar				1,879,268			      4.6%
Stephen Herold				1,500,000			      3.6%
Walter Crutchfeld				1,100,000			      2.7%
O.K. Lucas					1,045,226			      2.5%
Bryan R Escimilla				18,000,000			       44%

Directors, Officers and
Control Persons as a group			23,524,494			        57%


Item 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The Company has entered into consulting agreements with Stephan Herold, Thomas Vidmar, Walter Crutchfield and O. K. Lucas, all of them directors and officers. Each agreement provides that the consultant shall be paid an amount of not less than $12,000 per month for services. In the event the Company does not have cash to pay these agreements they may be converted into stock of the Company at the rate of $.10 per share. As of December 31. 2001 the Company has accrued $936,000 in executive compensation. The
Company subsequently pursuant to a board resolution canceled the consulting contracts of Stephen Herold, Thomas Vidmar, Walter Crutchfield, and O.K. Lucas and issued them 1,350,000 shares as settlement in full.




PART IV
Item 13. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K.
None
 (c) There are no exhibits.






AUDITORS' REPORT                                			13
FINANCIAL STATEMENTS
Consolidated balance sheets                          		 17
Consolidated statements of operations                 		 18
Statement of Changes in Shareholders' Equity		 19-20
Consolidated statements of cash flows                		 20-21



NOTES TO THE FINANCIAL STATEMENTS         		  22-33









G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.257.1984
702.362.0540 (fax)

INDEPENDENT AUDITOR'S REPORT

May 15, 2002

Board of Directors
Investment Technology, Inc.
Las Vegas, NV

I have audited the Balance Sheets of Investment Technology, Inc. (the "Company") (a development stage company), as of December 31, 2001 and 2000 and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investment Technology, Inc. (a development stage company) as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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


/s/ G. Brad Beckstead, CPA
_______________________________
G. Brad Beckstead, CPA
G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.257.1984
702.362.0540 (fax)







May 15, 2002


To Whom It May Concern:

The firm of G. Brad Beckstead, CPA, consents to the inclusion of my report of May 15, 2002, on the Financial Statements of Investment Technology, Inc. for the years ended December 31, 2001 and 2000 in its Form 10KSB to be filed with the US Securities and Exchange Commission.

Signed,


/s/ G. Brad Beckstead, CPA
__________________________________
G. Brad Beckstead, CPA










Item 14



Investment Technology, Inc.
(formerly Distance Learning Systems, Inc.)
Balance Sheet

							          December 31,		December 31,
   							                   2001	        2000
Assets

Current assets:
	Cash and equivalents			$	                   0 		$	                13
		Total current assets				                   0 			                13

Acquired technology
	(net of reserve for impairment of $2,664,000)				           18,000 			                  0

							$	           18,000 		$	                13

Liabilities and Stockholders' (Deficit)

Current liabilities:
	Accrued executive compensation			$	         936,000 		$	        360,000
	Loan from shareholder				           10,875 			            5,875
		Total current liabilities				         946,875 			        365,875


Stockholders' equity (deficit):
	Common stock, $0.001 par value, 50,000,000 shares
	authorized; 41,188,352 and 12,831,351 shares issued
	and outstanding at 12/31/01 and 12/31/00, respectively	                  41,188 			           12,831
	Additional paid-in capital				        7,849,292 			      1,806,236
	Accumulated (deficit)				      (8,819,355)			    (2,184,929)
								         (928,875)			       (365,862)

							$	             18,000 		$	                  13








Investment Technology, Inc.
(formerly Distance Learning Systems, Inc.)
Statements of Operations

											Year ending
											December 31,                                       December 31
											 	2001 		 	2000

Revenue					$          0 			                     $     0
Expenses:
	General administrative expenses								          5,013 			          2,480
	Reserve for loss on impairment of long-lived assets	           2,664,000 			                 0
	Consulting services								      655,893 			                 0
	Management services - related party								   2,603,520 			      641,600
	Officer enticements								      130,000 			                 0
	Officer compensation - related party							 	      576,000 		 	       360,000
		Total expenses							 	   6,634,426 		 	    1,004,080

(Loss) from continuing operations							 	  (6,634,426)		 	   (1,004,080)

	(Loss) on disposition, net of income taxes
	of $-0- and ($182,663), respectively								                0 			      (999,000)


Net (loss)							$	   (6,634,426)		$	   (2,003,080)

Weighted average number of
	common shares outstanding	  					   20,155,307 		 	    8,635,683
- basic and fully diluted
Net (loss) per share from continuing operations					$                 (0.33)		$	           (0.12)
Net (loss) per share from discontinued operations			                          0   		 	           (0.12)
Net (loss) per share - basic and fully diluted					 $ 	          (0.33)		 $ 	           (0.23)









Investment Technology, Inc.
(formerly Distance Learning Systems, Inc.)
Statements of Changes in Stockholders' Equity

																Total
											 Additional 		 Accumulated 		 Stockholders'
						 Common Stock 		 Paid-in 		 Earnings/ 		 Equity/
						 Shares 		 Amount 		 Capital 		 (Deficit) 		 (Deficit)
Balance, December 31, 1997		  5,674,333 		$	     5,674 		$	     132,303 		$	     781,941 		$   919,918

	Effect of 1-for-4 reverse stock
	in August 1999		 (4,255,732)			    (4,256)			        4,256 						                0

July 7, 1998
	Shares issued for services		     189,750 			       190 			        7,400 						          7,590

Net income for the year ended
	December 31, 1998		 		 	 		 	 		 	     102,416 		        102,416

Balance, December 31, 1998		  1,608,351 			     1,608 			     143,959 			     884,357 			    1,029,924

August 13, 1999
	Shares issued for services		  2,900,000 			     2,900 									          2,900

Net (loss) for the year ended
	December 31, 1999		 		 	 		 	 		 	 (1,066,206)		    (1,066,206)

Balance, December 31, 1999		  4,508,351 			     4,508 			     143,959 			    (181,849)			        (33,382)

May 12, 2000
	Shares issued		  4,995,000 			     4,995 			     994,005 						       999,000
for license agreement

May 15, 2000
	Shares issued	  3,208,000 			     3,208 			     638,392 						       641,600
for services - related party
September 15, 2000
	Shares issued pursuant to
	Regulation D, Rule 504 offering		     120,000 			       120 			       29,880 						         30,000

Net (loss) for the year ended
	December 31, 2000		 		 	 		 	 		 	 (2,003,080)		    (2,003,080)

Balance, December 31, 2000		 12,831,351 			   12,831 			  1,806,236 			 (2,184,929)			      (365,862)

January 12, 2001
	Shares issued		  1,000,000 			     1,000 			     129,000 						       130,000
as officer enticement


October 1, 2001
	Shares issued		  1,577,001 			     1,577 			     643,416 						       644,993
for consulting services

October 9, 2001
	Shares issued for		  7,680,000 			     7,680 			  2,595,840 						    2,603,520
management services related party

October 22, 2001
	Shares issued		 18,000,000 			   18,000 			  2,664,000 						    2,682,000
to acquire technology
November 29, 2001
	Shares issued		     100,000 			       100 			       10,800 						         10,900
for consulting services
Net (loss) for the year ended
	December 31, 2001		 		 	 		 	 (6,634,426)				 	   (6,634,426)

Balance, December 31, 2001		 41,188,352 		$	    41,188 		$	    7,849,292 		$	(8,819,355)		$    (928,875)




Investment Technology, Inc.
(formerly Distance Learning Systems, Inc.)
Statements of Cash Flow

									Year ending
									December 31,
									2001		2000
Cash flows from operating activities
Net (loss)					$	   (6,634,426)		$	   (2,003,080)
Loss on disposition of assets						                0 			        999,000
Reserve for loss on impairment of long-lived assets						    2,664,000 		                          0
Shares issued for management services - related party					    2,603,520 			        641,600
Shares issued for consulting services						       655,893 			                 0
Shares issued for officer enticements						       130,000 			                 0
Adjustments to reconcile net (loss) to
	net cash (used) by operations
	Increase (decrease) in accounts payable						                0 			         (14,491)
	Change in net assets and liabilities
	of discontinued operations					                0			         (28,348)
	Increase in accrued officer compensation					 	       576,000 		 	         360,000
Net cash (used) by operating activities					 	         (5,013)		 	         (45,319)

Cash flows from investing activities
Net cash (used) by investing activities					 	                0 		 	                 0

Cash flows from financing activities
	Loans from shareholders						          5,000 			           5,875
	Issuance of common stock					 	                0 		 	          30,000
Net cash provided by financing activities					 	          5,000 		 	          35,875
Net increase (decrease) in cash						             (13)			          (9,444)
Cash - beginning					 	              13 		 	           9,457
Cash - ending					$	                0 		$	                13

Supplemental disclosures:
	Interest paid					$	                0 		$	                 0
	Income taxes paid					$	                0 		$	                 0
	Non-cash transactions:
		Shares issued for management services					    2,603,520 		$	        641,600
		- related party
Number of shares issued for		 	    7,680,000 		 	     3,208,000
management services - related party
Shares issued for consulting services					$	      655,893 		$	                 0

		Number of shares issued for					 	    1,577,001 		 	                 0
		consulting services
		Shares issued for officer enticements					$	      130,000 		$	                 0

		Number of shares issued for officer enticements	    	    1,000,000 		 	                 0
		Shares issued to acquire technology					$	    2,682,000 		$	                 0
		Number of shares issued to acquire technology	  		  18,000,000 		 	                 0









The accompanying notes are an integral part of these financial statements.




Note 1  Significant accounting policies and procedures

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

Reporting on the costs of start-up activities
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-
Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-
5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

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

Subsequent to the year ended December 31, 2000, the Company abandoned its licensing agreement with Pharmedical valued at $999,000 (see Note 6 below). As of December 31, 2000, the amount was written off as "Loss on Disposition of Assets".

On September 5, 2001, the Company acquired online gaming technology
(see Note 5 below). In accordance with FAS 121, the Company has assessed its risk of impairment and has adjusted the value of the technology accordingly. The acquisition of the technology was valued at $2,682,000, which is the fair market value of the 18,000,000 shares of stock on the date of issuance. As of December 31, 2001, management determined that the technology does not support the valuation, and has recorded a "Reserve for Loss on Impairment of Long-lived Assets" of $2,664,000, with a resulting asset value of $18,000 (the par value of the underlying shares).

Stock-Based Compensation:
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

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

Recent pronouncements
In June 2001, SFAS No. 141, "Business Combinations," and SFAS No.
142, "Goodwill and Other Intangible Assets," were issued.  SFAS No.
141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and that identifiable intangible assets acquired in a business combination be recognized as an asset apart from goodwill, if they meet certain criteria. The impact of the adoption of SFAS No. 141 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and indefinite-lived intangible assets, including that acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. The new standard is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No.
142 effective January 1, 2002, will result in the elimination of approximately $82,000 of annual amortization. The Company does not expect to recognize any impaired goodwill as of January 1, 2002.

In July 2001, SFAS No. 143, "Accounting for Asset Retirement
Obligations," was issued which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS No. 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

In August 2001, SFAS No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets," was issued. This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS No. 144 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.
Note 2  Income taxes

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

  U.S federal statutory rate      (34.0%)
  			  Valuation reserve                    34.0%

  Total                                            -%

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $6,340,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire 2019 through 2021. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2001.

Note 3  Stockholder's equity

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

In May 2000, the Company issued a total of 3,208,000 shares of its $0.001 par value common stock to individuals for various financial and business consulting services. These transactions were valued at $641,600, which approximates the "fair value" of the shares issued based on the closing market price on the respective date of each transaction.

In May and September 2000, the Company sold a total of 120,000 shares of its $0.001 par value common stock for gross proceeds of $30,000. The offering was issued under a private placement letter utilizing the exemption from registration provisions of Rule 504, Regulation D of the Securities and Exchange Commission Act of 1933.

On January 12, 2001, the Company issued 1,000,000 shares of its
$0.001 par value common stock to its president as enticement for management services. The transaction was valued at $130,000, which approximates the "fair value" of the shares issued based on the closing market price on the date of the transaction.

During February 2001, the Company issued 1,577,001 shares of its $0.001 par value common stock to individuals related to the Company for various financial and business consulting services. These transactions were valued at $1,053,993, which approximates the "fair value" of the shares issued based on the closing market price on the date of the transaction.

On October 9, 2001, the Company issued 7,680,000 shares of its $0.001 par value common stock to individuals related to the Company for management services. These transactions were valued at $2,603,520, which approximates the "fair value" of the shares issued based on the closing market price on the date of the transaction.

On October 22, 2001, the Company issued 18,000,000 shares of its
$0.001 par value common stock to I.G.T. Corporation, SA pursuant to the Technology Purchase Agreement discussed in Note 5 below. The
Acquired Technology is valued at $2,682,000, which approximates the "fair value" of the shares issued based on the closing market price on the date of the transaction. On December 31, 2001, the Company recorded a "Reserve for Loss on Impairment of Long-lived Assets" in the amount of $2,664,000, for a net asset value of $18,000 (the par value of the underlying shares).

On November 29, 2001, the Company issued 100,000 shares of its
$0.001 par value common stock to an unrelated individual for consulting services. The transaction was valued at $10,900, which approximates the "fair value" of the shares issued based on the closing market price on the date of the transaction.

There have been no other issuances of common stock.

Note 4  Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations.
Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred net losses of $6,634,426 during the year ended December 31, 2001, and $2,003,080 during the year ended December 31, 2000. In addition, the Company's development activities since inception have been financially sustained by debt and capital contributions from its affiliates and others.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 5  Acquired technology and impairment loss

On September 5, 2001, the Company entered into a Technology
Purchase Agreement (the "Agreement") with I.G.T. Corporation, SA
("IGT"), an unrelated Costa Rica corporation, whereby the Company agreed to exchange 18,000,000 restricted shares of its $0.001 par value common stock for online gaming technology developed by IGT and operated by a third party.

As of December 31, 2001, the Company did not conduct operations utilizing the technology, and consequently had no financial results for the year ending December 31, 2001.

In accordance with FAS 121, the Company has assessed its risk of impairment and has adjusted the value of the technology accordingly.
The acquisition of the technology was valued at $2,682,000, which is the fair market value of the 18,000,000 shares of stock on the date of issuance. As of December 31, 2001, management determined that the technology does not support the valuation, and has recorded a "Reserve for Loss on Impairment of Long-lived Assets" of $2,664,000, with a resulting asset value of $18,000 (the par value of the underlying shares).


Note 6  Licensing agreement

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

As of December 31, 2000, the Company had not pursued or transacted any business under the exclusive license agreement. During the year ended December 31, 2001, management of the Company abandoned any and all intent to transact business under the agreement. The fair market value of the transaction booked at $999,000 has been written off as "Disposition of Assets".

Note 7  Commitments

On January 1, 2001, the Company entered into a consulting agreement with Orla K. Lucas, a shareholder of the Company, to retain Mr. Lucas for a period of ten years commencing February 12, 2000, and renewable each year based on performance. As consideration for the agreement, the Company agreed to pay Mr. Lucas an amount of no less than $12,000 per month. Should the Company fail to pay Mr. Lucas, the Company has the option to convert the balance due to shares of the Company's $0.001 par value common stock at the rate of $0.10 per share. $144,000 has been accrued and expensed as executive compensation for the year ended December 31, 2001.

On February 12, 2000, the Company entered into a consulting agreement with Stephan G. Herold to retain Mr. Herold for a period of ten years commencing February 12, 2000, and renewable each year based on performance. As consideration for the agreement, the Company agreed to pay Mr. Herold an amount of no less than $12, 000 per month. Should the Company fail to pay Mr. Herold, the Company has the option to convert the balance due to shares of the Company's $0.001 par value common stock at the rate of $0.10 per share. $144,000 has been accrued and expensed as executive compensation for the year ended December 31, 2001.

On February 12, 2000, the Company entered into a consulting
agreement with Thomas D. Vidmar to retain Mr. Vidmar for a period of ten years commencing February 12, 2000, and renewable each year based on performance.  As consideration for the agreement, the
Company agreed to pay Mr. Vidmar an amount of no less than $12, 000 per month.  Should the Company fail to pay Mr. Vidmar, the Company has the option to convert the balance due to shares of the Company's $0.001 par value common stock at the rate of $0.10 per share. $144,000 has been accrued and expensed as executive compensation for the year ended December 31, 2001.

On February 12, 2000, the Company entered into a consulting agreement with Walter H. Crutchfield to retain Mr. Crutchfield for a period of ten years commencing February 12, 2000, and renewable each year based on performance. As consideration for the agreement, the Company agreed to pay Mr. Crutchfield an amount of no less than $12,000 per month. Should the Company fail to pay Mr. Crutchfield, the Company has the option to convert the balance due to shares of the Company's $0.001 par value common stock at the rate of $0.10 per share. $144,000 has been accrued and expensed as executive compensation for the year ended December 31, 2001.

Note 8  Related party transactions

The Company has entered into consulting agreements (see Note 7 above) and subsequently issued shares of its $0.001 par value common stock to certain individuals who may be deemed as related parties to the Company.

During January 2001, the Company's board of directors authorized the issuance of 1,000,000 shares of its $0.001 par value common stock as executive enticement to Mr. Lucas as newly-appointed president of the Company. The shares were issued to Mr. Lucas on January 12, 2001.

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

Note 9  Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 10  Contingencies

The Company has been notified by the Securities and Exchange Commission of an unasserted possible claim or assessment that is probable of assertion in various matters relative to the issuance of 18,000,000 shares of common stock pursuant to the Technology Acquisition Agreement with I.G.T. Corporation, SA, as a result of the Company's failure to file a statement registering the shares as "free-trading" with the Securities and Exchange Commission. The amount of claim or assessment is not determinable, and the Company's management believes the issue can be resolved in a manor favorable to the Company.

The Company has been notified by the Securities and Exchange
Commission of an unasserted possible claim or assessment that is probable of assertion in various matters relative to the issuance of 20,000,000 shares of common stock to various individuals and entities as a result of the Company's failure to properly file a statement registering the shares as "free-trading" with the Securities and Exchange Commission. The amount of claim or assessment is not determinable, and the Company's management believes the issue can be resolved in a manor favorable to the Company.

Note 11  Subsequent events

On January 17, 2002, the Company's board of directors approved a resolution to issue the law firm Rosenfeld, Goldman & Ware, Inc. 3,500,000 shares of its $0.001 par value common stock at $0.05 per share for legal services valued at $154,000 pursuant to an Engagement Letter for Professional Services.

On March 7, 2002, the Company's board of directors approved a resolution to issue the law firm Rosenfeld, Goldman & Ware, Inc.
4,000,000 shares of its $0.001 par value common stock at $0.02 per share for legal services valued at $80,000 pursuant to an Engagement Letter for Professional Services.

On March 19, 2002, the Company's board of directors approved a resolution to amend the Articles of Incorporation increasing the number of authorized shares from 50,000,000 shares to 100,000,000 shares.

On March 25, 2002, the Company's board of directors approved a resolution to issue 1,350,000 shares of its $0.001 par value common stock to its executives in full satisfaction of $936,000 in accrued executive compensation payable as of December 31, 2002 and for the cancellation of the Employment Agreements discussed in Note 7 above.






SIGNATURES





Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Investment Technology, Inc.

/s/ Thomas D. Vidmar, Chief Executive Officer
____________________________________________
	Thomas D. Vidmar, CEO.




2

36