Form 10QSB
period 2002-03-31
INVESTMENT TECHNOLOGY INC
filed 2002-05-22
CIK 1102756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended   March 31, 2002
--------------------------------------------

OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number              000-30387
----------------------------------------------------

Investment Technology, Incorporated
(Exact name of registrant as specified in its charter)

Nevada                                    	88-0431927
---------------------------------------    ---------------------------------
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

50,038,352 Common Shares were outstanding as of May 20, 2002
----------









INVESTMENT TECHNOLOGY, INCORPORATED.

I N D E X

Page
----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

Condensed Balance Sheets
March 31, 2002 (Unaudited) and
December  31, 2001                                     			1

Statements of Income
Three months ended March 31,
2002 (Unaudited) and Three Months
Ended March 31, 2002 (Unaudited)                       			2

Condensed Statements of Cash Flows
Three months ended March 31,
2002 and 2001 (Unaudited)                              			3

Selected Notes to Condensed Financial
Statements (Unaudited)                                   			4

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations          			            5

PART II.  OTHER INFORMATION                                             6-7


Part I. FINANCIAL INFORMATION

Item I. FINANCIAL STATEMENTS








INVESTMENT TECHNOLOGY, INC.
(formerly Distance Learning Systems, Inc.)
Balance Sheet

							(unaudited)
							March 31,                 December 31
2002	2001
Assets

Current assets:
	Cash and equivalents			$	   978 		$	    0
		Total current assets				   978 		         0

Acquired technology (net of reserve for impairment of $2,664,000) 		   18,000 	 	 18,000
	                              $ 18,978 	$    18,000

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
	Accrued executive compensation			$           0	$   936,000
	Loans from shareholders		             25,875 	       10,875
		Total current liabilities			     25,875                    946,875


Stockholders' equity (deficit):
	Common stock, $0.001 par value, 100,000,000 shares
		authorized; 50,488,352 and 41,188,352 shares issued
		and outstanding at 3/31/02 and 12/31/01, respectively	                                      50,488                   41,188
	Additional paid-in capital	  	            9,009,992 	  7,849,292
	Accumulated (deficit)			  (9,067,377)	(8,819,355)
							        (6,897)	   (928,875)

							 $      18,978 	$	 18,000






Investment Technology, Inc.
(formerly Distance Learning Systems, Inc.)
Statements of Cash Flows

									Three months ending
													         March 31,
2002	2001
Cash flows from operating activities
Net (loss)							    (248,022)			   		(108,000)
Shares issued for legal services							     234,000 		                       		-
Adjustments to reconcile net (loss) to
	net cash (used) by operations:
	Increase in accrued officer compensation							                  - 			           		 108,000
Net cash (used) by operating activities							     (14,022)		                     		 -


Cash flows from investing activities							                - 			                        	-

Cash flows from financing activities
	Loans from shareholders							        15,000 			                        	-

Net cash provided by financing activities							        15,000 			                      		 -
Net increase (decrease) in cash							             978 			                       	 -
Cash - beginning							                  - 			                     		13
Cash - ending							             978 			                     		13

Supplemental disclosures:
	Interest paid							                      - 			        -
	Income taxes paid							                      - 			        -
	Non-cash transactions:
		Shares issued for accrued executive compensation					             936,000 			     	-
		Number of shares issued for management services - related party			       1,800,000 			        -
		Shares issued for legal services							          234,000 			        -
		Number of shares issued for legal services							       7,500,000 			         -




Investment Technology, Inc.
(formerly Distance Learning Systems, Inc.)
Statements of Operations

											           Three months ending
												      March 31,
2002	2001


Revenue					           - 			   $  -

Expenses:
	General administrative expenses						          9,022 	       -
	Web site promotion								          5,000 	       -
	Legal services								          234,000 	       -
	Officer compensation - related party					- 			    108,000
		Total expenses								          248,022 	      108,000

(Loss) from continuing operations							 (248,022)			    (108,000)

Net (loss)									 (248,022)			    (108,000)

Weighted average number of
	common shares outstanding - basic and
fully diluted	 								46,686,130 	   11,775,000
Net (loss) per share - basic and fully diluted       (0.01)		      (0.01)







INVESTMENT TECHNOLOGY, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1  Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.
These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2001 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.
Results of operations for the interim periods are not indicative of annual results.

Note 2  Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2002, the Company has not recognized revenue to date and has accumulated operating losses of approximately $9,067,377 since inception.
The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.
These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3  Shareholders' equity

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

On March 25, 2002, the Company's board of directors approved a resolution to issue 1,800,000 shares of its $0.001 par value common stock to its executives in full satisfaction of $936,000 in accrued executive compensation payable as of December 31, 2001.

Note 4  Related party transactions

The Company issued 1,800,000 shares of its $0.001 par value common stock to satisfy accrued officer compensation in the amount of $936,000.

Various shareholders loaned the Company $15,000 for operating and web site promotional expenses.

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

Note 5  Contingencies

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



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The Company has had no revenue in the three months ending March 31, 2002. The Company engaged a securities law firm at a cost payable in Form S-8 valued at $234,000. The Company had entered into consulting contracts with several consultants, which were canceled and settled for the issuance of 1,800,000 shares of common stock of the Company.





PART II. OTHER INFORMATION





ITEM  1     LEGAL  PROCEEDINGS

The  Company  had  no  legal  proceedings  in this quarter and none are pending.

ITEM  2     CHANGES  IN  SECURITIES

The  Company  had  no  changes  in  securities  and  none  are  pending.

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

The  Company  had  no  defaults  upon  senior  securities  and none are pending.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The  Company  no matters which were submitted to a vote of its security holders.

ITEM  5     OTHER  INFORMATION

None.


Item 6.   Exhibits and Reports on Form 8-K

          (b) A report on Form 8-K was filed on May 17, 2002 which disclosed the change of auditor, the supplemental acquisition agreement, and the acquisition of Casino El Duce.


















SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INVESTMENT TECHNOLOGY, INCORPORATED

Date May 21, 2002			              By: /s/ Thomas D. Vidmar
                                            -----------------------------------
                                            Thomas D. Vidmar
                                            Chief Executive Officer